Form 10QSB
period 1999-07-31
ARCHER SYSTEMS LTD INC
filed 1999-10-29
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal quarter ended July 31, 1999

                         Commission file number 0-26955


                          Archer Systems Limited, Inc.
           (Name of small business issuer as specified in its charter)


           Delaware                                        22-3652650
           (State or other jurisdiction of                 I.R.S. Employer
           incorporation or organization)                  Identification No.)


           75 Lincoln Highway, Route 27, 2nd Floor, Iselin, NJ, 08830
                    (Address of principal executive offices)

                                 (732) 906-9060
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____


         As of October 27, 1999, 520,496,750 shares of the Common Stock were outstanding.

                         Archer Systems Limited, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                  July 31, 1999

                                     PART I


                                                                          Page
 ..........................................................................Number

Item 1.  Financial Statements (Unaudited):

         Balance Sheet at July 31, 1999....................................   3

         Statements of Operations and Accumulated Deficit for the quarter
         ended July 31, 1999 and the year ended April 30, 1999.............   4

         Consolidated Statements of Cash Flows for the quarter
         ended July 31, 1999 and the year ended April 30, 1999.............   5

         Notes to Financial Statements.....................................   6


Item 2.  Management's Discussion and Analysis or Plan of Operations........   8


                                     PART II


Item 1.  Legal Proceedings.................................................   9

Item 2.  Changes in Securities.............................................   9

Item 3.  Defaults Upon Senior Securities...................................   9

Item 4.  Submission of Matters to a Vote of Security Holders...............  10

Item 5.  Other Information.................................................  10

Item 6.  Exhibits and Reports on Form 8-K..................................  10

Signatures.................................................................  12

PAGE>

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  July 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                                  July 31, 1999
                                                                  -------------
Current Assets:

     Cash......................................................   $         145
                                                                  --------------

         Total Current Assets...................................            145
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accrued Rent and Administration
       Related Party..........................................    $       1,200

Accounts Payable..............................................           21,234
                                                                  --------------


         Total Current Liabilities............................           22,189
                                                                  --------------
Long-term Liabilities:
     Long-term Debt...........................................            7,500
                                                                  --------------
         Total long-term Debt.................................            7,500
                                                                  --------------
Stockholders' Deficit:
     Common stock, $.0001 par value; 600,000,000 shares
       authorized; 520,496,750 shares issued ($52,050 less
       par in excess of capital $52,050)......................                0

         Deficit Accumulated During the Development Stage......         (29,789)
                                                                  --------------
     Total Liabilities & Stockholder's Deficit.................   $         145
                                                                  ==============

See Accountants' Report and Notes to Financial Statements.

                         ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT



                                                 Cumulative      Quarter Ended    Year Ended
                                                 From            July 31, 1999    April 30, 1999
                                                 Inception         (Unaudited)      (Audited)
                                                 -----------     -------------    --------------



Income

Revenue During Development Stage.................$         0     $            0   $          0

Expenses
Fair Value of Rent and Administration
  Donated by Related Party.......................      1,200              1,200              0

General and Administrative Expenses..............     28,789              8,789         20,000
                                                      ------            --------       --------


Net Loss During Reactivation from Dormancy.......    (29,989)            (9,989)       (20,000)

Extraordinary Item
     Sale of Operating Name
     Computer Technology International, Inc.             200                  0            200
                                                      ------            --------       --------

Net Loss After Extraordinary Item                    (29,789)            (9,989)       (19,800)
                                                      ------           --------        --------

Accumulated Deficit - Beginning..................          0            (19,800)             0
                                                      ------           --------        --------
Accumulated Deficit - Ending.....................    (29,789)           (29,789)       (19,800)
                                                     ========          ========        ========
Net Loss Per Share After
  Extraordinary Item (Based on Shares
  Outstanding of 520,496,750)................... $  (.000019)    $     (.000019)      (.000038)
                                                    ========           ========       ========

See Accountants' Report and Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                                                  Cumulative    Quarter Ended    Year Ended
                                                  From          July 31, 1999    April 30, 1999
                                                  Inception      (Unaudited)       (Audited)
                                                  ------------  --------------   --------------

Cash Flows From Operations:

Net Loss After Extraordinary................      $    (29,789)  $      (9,989)  $     (19,800)
Adjustments to Reconcile Net Increase to
  Net Cash Provided by Operations

Increase in Current Assets..................                 0             200            (200)

Increase in Current Liabilities.............            22,434           2,434          20,000
                                                        -------          -------       -------
Net Cash Used in Operations.................             7,355           7,355               0


Cash Flows from Financing Activities:

Proceeds from Long-term Borrowings...........            7,500            7,500              0
                                                        -------          -------       -------
Net Cash Provided by Financing Activities.......         7,500            7,500              0

Net Increase (Decrease) in Cash.............               145              145              0

Cash Balance Beginning of Year..............                 0                0              0
                                                        -------          -------       -------
Cash Balance End of Year....................      $        145   $          145  $           0
                                                        =======          =======       =======


See Accompanying Notes to Financial Statements.

                         Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

     A. Organization: Archer Systems Limited, Inc. was incorporated on March 19, 1986, under the laws of the State of Delaware. The Company was established by Archer Limited, a foreign corporation based in London, England which is no longer in existence. The Company adopted a fiscal year ending, April 30.

          The Company was organized to acquire the name and all the common stock of a publicly traded computer related technology company. The Company exchanged common stock on a one for one basis for the shares of the computer technology company. On December 14, 1998, the Company sold the name of Computer Technology International, Inc. to an individual for $200.

          Archer Systems Limited, Inc. intends to acquire, develop and/or operate Internet and Technology related companies through majority owned subsidiaries or investment in other internet companies through venture capital arrangements. At the present time, the Company has not submitted any proposals for potential acquisition.

          Because  of  the  speculative   nature  of  the  Company,   there  are
          significant risks which are summarized as follows:

          - Newly formed company has no operating history and minimal assets.

          - Limited funds available for acquisitions.

          - Management is inexperienced and offers limited time commitment.

          - Conflict-of-interest, as all employees have other part-time or full-time employment.

          - The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

     B. The preparation of the unaudited financial statements in conformity with generally accepted principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          It is recommended that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Form 10-SB/A filed on September 10, 1999.

     C. Method of Accounting: The financial statements have been prepared in accordance with the accrual basis method of accounting. Under this method of accounting, income and expenses are identified with specific periods of time and are recorded as earned or incurred without regard to date of receipt or disbursements of cash.

     D. Earnings Per Share: Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock warrants attached to the predecessor Computer Technology, Inc. shares expired prior to 1986, 15 months after issuance. They are excluded from the earnings per share computation because of their expiration date as well as their anti-dilutive effect on the loss per share if there were such common stock equivalents.

     E. Since Archer Systems Limited, Inc. is considered to be in development stage, there is no prior period comparison due to no activity and/or transactions for the three months ended July 31, 1998.

Note 2 - Stockholders' Equity

          Incorporation Shares: Upon incorporation, the Company had authorized 100 shares of common stock, no par value.

          In June 1986, the Company's officers approved a change in the authorized shares from 100 shares common stock, no par value, to 600,000,000 shares of common stock, $.0001 par value. The increase in authorized shares was ratified by the majority stockholder and directors on December 14, 1998.

          In June 1986, the Company exchanged 520,496,750 shares of common stock of the Company for all the issued and outstanding common shares, on a one for one basis, of Computer Technology International, Inc. (see Note #1A).

Note 3 - Related Party Sublease and Administration

          As of June 1, 1999, the Company now shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company by GRQ Financial, Inc. and no formal lease exists between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs assumed by GRQ Financial, Inc. are represented by the related party to accrue at $600 per month.

Note 4 - Long-term Debt

          On June 9, 1999 and July 1, 1999 the Company issued promissory notes to a lender for the principal amounts of $2,500 and $5,000 respectively, both at an annual interest rate of 6% and due in two years from the date of issuance.

Item 2.

           Management's Discussion and Analysis or Plan of Operations

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No. 7. There have been no operations since the date of incorporation. There is no prior period comparison due to no activity and/or transactions for the three months ended July 31, 1998.

     Management believes it will be able to satisfy its cash requirements through debt financing and sales of equity through private placements during the next twelve months. However, there can be no assurance that the Company will be able to raise the financing required.

     The Company intends to acquire, develop and/or operate Internet and Technology related companies through majority owned subsidiaries or investment in other Internet companies through venture capital arrangements. If successful in such acquisition program, the number of employees would increase in proportion to the companies acquired. At the present time, the Company has not submitted any proposals for potential acquisition.

     In the next twelve months, the Company plans to seek out business opportunity candidates. To date, the Company has not undertaken any efforts to locate business opportunity candidates. The Company believes that this plan of operations can be conducted through the efforts of its current officer and will not require any additional funds. The Company anticipates that business opportunities will be available to it through the contacts of the Company's President. The Company anticipates that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by the President or under his direction. The Company plans to investigate, to the extent believed reasonable by it, such potential business opportunities. Due to the Company's limited experience and resources in business analysis, the Company may not discover or adequately evaluate adverse facts about a potential business opportunity.

     Inasmuch as the Company will have no funds available to it in its search for business opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. The Company anticipates that it will incur nominal expenses in the implementation of its business plan described herein. Loans in the amount of $7,500 have been obtained from a third party to cover certain administrative expenses.

     To date, the Company has not developed any criteria for the selection of business opportunities, and the Company may not develop such criteria in the future. The Company cannot assure it will be able to ultimately effect any business opportunity, successfully integrate any business into its operations or otherwise successfully develop its operations.

REVENUES

     The Company does not have an operating business so that there are no revenues to be accounted for.

RENT AND ADMINISTRATION

     As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company and no formal lease exists. The fair market value of donated rent and administrative costs assumed by the related party is $600 per month and the Company has accrued two months of expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ended July 31, 1999 amounted to $8,789. Expenses for the year ended April 30, 1999 totaled $20,000 resulting from Audit Fees. Cumulative expenses since inception total $28,789.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $145 as of July 31, 1999, as compared with a zero balance as of year end April 30, 1999. Cash flows from activities during the three month's ended July 31, 1999 used cash of $7,355 due to the net loss of $9,989 adjusted for an increase in current assets of $200 and an increase in current liabilities of $2,434.

     The net cash provided by financing activities during the three months ended July 31, 1999, consisted of long-term borrowings totaling $7,500. These proceeds funded operating activities during the quarter.

     During the next twelve months, Archer Systems Limited, Inc. plans to satisfy its cash requirements through additional debt and/or equity financing. There can be no assurance that the Company will be successful in raising the additional financing.

     As of the date of the filing of this report, there were no commitments for material capital expenditures.

                                     PART II

Item 1.           Legal Proceedings.

                  None

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

     The following exhibits marked with a footnote reference were filed with a periodic report filed by the Company pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, or a registration statement effective under the Securities Act of 1933, as amended (the "Securities Act"), and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this Report.

Number            Exhibit

3(a) Certificate of Incorporation of Company filed with the Secretary of State of Delaware on March 19, 1986. (1)

3(a)(1) Certificate for renewal and revival of Charter of the Company filed with the Secretary of State Division of Corporations on December 2, 1998. (1)

3(a)(2) Certificate of Amendment of the Certificate of Incorporation of Archer Systems Limited, Inc.
                  filed with the Secretary of State Division of Corporation on February 22, 1999. (1)

3(a)(3) Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of Archer Systems Limited Inc. filed February 22, 1999 with the Secretary of State Division of Corporations. (1)

3(b)              Copy of the by-laws of the Company. (1)

4(a)              Specimen Stock Certificate. (1)

10(a)             Copy of 6% Promissory Note Due June 30, 2001.

10(b)             Copy of 6% Promissory Note Due June 8, 2001.

27                Financial Data Schedule

________________________________

     (1) Filed as an exhibit to the Company's Form 10SB12G/A filed September 10, 1999 and incorporated herein by this reference.

     (b) Reports on Form 8-K. None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: October 27, 1999


ARCHER SYSTEMS LIMITED, INC.


By:  /s/ Richard J. Margulies
         --------------------
         Richard J. Margulies
         President


By: /s/  Walter J. Krzanowski
         --------------------
         Walter J. Krzanowski
         Secretary/Treasurer

                                 EXHIBIT INDEX

Exhibit No     Description                                 Page

10(a)          Copy of 6% Promissory Note Due                2
               June 30, 2001


10(b)          Copy of 6% Promissory Note Due                3
               June 8, 2001