Form 10QSB/A
period 1999-07-31
ARCHER SYSTEMS LTD INC
filed 1999-11-12
CIK 1088789

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
                                                        =======          =======       =======


See Accompanying Notes to Financial Statements.

                         Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

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