Form 10QSB/A
period 1999-07-31
ARCHER SYSTEMS LTD INC
filed 1999-12-09
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 Amendment No. 2

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


         As of December 8, 1999, 520,496,750 shares of the Common Stock were outstanding.

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
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accrued Rent and Administration
       Related Party..........................................    $       1,200

Accounts Payable..............................................           21,234
                                                                  --------------


         Total Current Liabilities............................           22,434
                                                                  --------------
Long-term Liabilities:
     Long-term Debt...........................................            7,500
                                                                  --------------
         Total long-term Debt.................................            7,500
                                                                  --------------
Stockholders' Deficit:
     Common stock, $.0001 par value; 600,000,000 shares
       authorized; 520,496,750 shares issued ($52,050 less
       par in excess of capital $52,050)......................                0

         Deficit Accumulated During the Development Stage......         (29,789)
                                                                  --------------
     Total Liabilities & Stockholder's Deficit.................   $         145
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



Dated: December 8, 1999


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