Form 10QSB
period 1999-10-31
ARCHER SYSTEMS LTD INC
filed 1999-12-14
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended October 31, 1999

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


         As of December 14, 1999, 520,496,750 shares of the Common Stock were outstanding.

                         Archer Systems Limited, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                October 31, 1999

                                     PART I


                                                                           Page
 ..........................................................................Number

Item 1. Financial Statements (Unaudited):

        Balance Sheet at October 31, 1999...........................          3

        Statements of Operations and Accumulated Deficit for the quarter and six months ended October 31, 1999 and cumulative since
        inception to October 31, 1999...............................          4

        Statements of Cash Flows for the six months ended October 31, 1999
        and cumulative since inception to October 31, 1999..........          5

        Notes to Financial Statements...............................          6


Item 2. Management's Discussion and Analysis or Plan of Operations..          8


                                     PART II


Item 1. Legal Proceedings............................................         10

Item 2. Changes in Securities........................................         10

Item 3. Defaults Upon Senior Securities..............................         10

Item 4. Submission of Matters to a Vote of Security Holders..........         10

Item 5. Other Information............................................         10

Item 6. Exhibits and Reports on Form 8-K.............................         10

Signatures    .......................................................         12

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                October 31, 1999
                                   (Unaudited)


                                     ASSETS

                                                                October 31, 1999
                                                                ----------------
Current Assets:

     Cash.....................................................      $        44
     Prepaid Expenses and Other Current Assets................            3,210
                                                                        --------

         Total Current Assets.................................            3,254
                                                                        --------
     Total Assets.............................................      $     3,254
                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

     Accrued Liabilities......................................      $       281
     Accounts Payable.........................................           17,710
                                                                        --------

         Total Current Liabilities............................           17,991

Long-term Liabilities:
     Long-term Debt...........................................           23,000
                                                                        --------
         Total long-term Debt.................................           23,000
                                                                        --------

Stockholders' Deficit:
     Common stock, $.0001 par value; 600,000,000 shares
       authorized; 520,496,750 shares issued ($52,050 less
       par in excess of capital $52,050)......................                0

         Deficit Accumulated During the Development Stage.....          (37,737)
                                                                        --------

     Total Liabilities & Stockholder's Deficit................      $     3,254
                                                                        ========

See Accountants' Report and Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                            Three Months        Six Months
                                                                Ended              Ended            Cumulative
                                                            October 31, 1999  October 31, 1999         From
                                                             (Unaudited)        (Unaudited)         Inception
                                                            ----------------  ----------------     -------------

Income

Revenue During Development Stage............................$             0   $             0      $           0

Expenses
Fair Value of Rent and Administration
  Donated by Related Party..................................          1,800             3,000              3,000

General and Administrative Expenses.........................          5,867            14,656             34,656

Interest Expense............................................            281               281                281
                                                            ----------------  ----------------     --------------


Net Loss During Reactivation from Dormancy..................         (7,948)          (17,937)           (37,937)

Extraordinary Item
     Sale of Operating Name
Computer Technology International, Inc......................               0                0                200
                                                            ----------------- ----------------     --------------

Net Loss After Extraordinary Item...........................         (7,948)          (17,937)           (37,737)
                                                            ----------------- ----------------     --------------

Accumulated Deficit - Beginning.............................        (29,789)          (19,800)                 0
                                                            ----------------- ----------------     --------------

Accumulated Deficit - Ending................................        (37,737)          (37,737)           (37,737)
                                                            ================= ================     ===============


Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 520,496,750)...............................      $(.000015)        $(.000034)         $(.000073)
                                                            ================= ================     ===============


See Accountants' Report and Notes to Financial Statements.

                         ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                            Six Months Ended            Cumulative
                                                             October 31,1999                From
                                                                (Unaudited)              Inception
                                                            -----------------          -------------

Cash Flows From Operations:

Net Loss After Extraordinary................................    $   (17,937)           $    (37,737)

Adjustments to Reconcile Net Increase to
  Net Cash Provided by Operations

Increase in Current Assets..................................          3,010                   3,210

Increase in Current Liabilities.............................         (2,009)                 17,991
                                                            -----------------         --------------

Net Cash Used in Operations.................................         22,956                  22,956

Cash Flows from Financing Activities:

Proceeds from Long-term Borrowings..........................         23,000                  23,000
                                                            -----------------         --------------
Net Cash Provided by Financing Activities...................         23,000                  23,000

Net Increase (Decrease) in Cash.............................             44                      44

Cash Balance Beginning of Period............................              0                       0
                                                            -----------------         --------------
Cash Balance End of Period..................................  $          44            $         44
                                                            =================          =============


See Accompanying Notes to Financial Statements.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 October 31,1999
                                   (Unaudited)

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

         It is recommended that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Form 10-SB/A filed on December 9, 1999.

     C. Method of Accounting: The financial statements have been prepared in accordance with the accrual basis method of accounting. Under this method of accounting, income and expenses are identified with specific periods of time and are recorded as earned or incurred without regard to date of receipt or disbursements of cash.

     D. Earnings Per Share: Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock warrants attached to the Computer Technology, Inc. shares expired prior to 1986, 15 months after issuance. They are excluded from the earnings per share computation because of their expiration date as well as their anti-dilutive effect on the loss per share if there were such common stock equivalents.

     E. Since Archer Systems Limited, Inc. is considered to be in development stage, there is no prior period comparison due to no activity and/or transactions for the three months and six months ended October 31, 1998.

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

         On August 2 and August 18, 1999, the Company issued promissory notes to an officer of the Company in the principal amounts of $1,000 and $14,500 respectively, both at an annual interest rate of 6% and due in two years from the date of issuance.

Item 2.

           Management's Discussion and Analysis or Plan of Operations

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No. 7. There have been no operations since the date of incorporation. There is no prior period comparison due to no activity and /or transactions for the three months and six months ended October 31, 1998.

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

     Inasmuch as the Company will have no funds available to it in its search for business opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. The Company anticipates that it will incur nominal expenses in the implementation of its business plan described herein. Loans in the amount of $23,000 have been obtained from a third party and an officer of the Company to cover certain administrative expenses.

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

RENT AND ADMINISTRATION

     As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company and no formal lease exists. The fair market value of donated rent and administrative costs assumed by the related party is $600 per month and the Company has accrued five months of expenditures totaling $3,000 as of October 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and the six months ended October 31, 1999 amounted to $5,867 and $14,656, respectively. Cumulative expenses since inception totaled $34,656 of which $20,000 was incurred for audit fees.

INTEREST EXPENSE

     Interest expense for the quarter and the six months ended October 31, 1999 totaled $281 resulting from borrowings during the six month period.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $44 as of October 31, 1999, as compared with a zero balance as of year end April 30, 1999. Cash flows from activities during the six months ended October 31, 1999 used cash of $22,956 due to the net loss of $17,937 adjusted for an increase in current assets of $3,010 and a decrease in current liabilities of $2,009.

     The net cash provided by financing activities during the six months ended October 31, 1999, consisted of long-term borrowings totaling $23,000. These proceeds funded operating activities during the six month period.

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

4(a)              Specimen Stock Certificate. (1)

10(a)             Copy of 6% Promissory Note Due June 30, 2001. (2)

10(b)             Copy of 6% Promissory Note Due June 8, 2001. (2)

10(c)             Copy of 6% Promissory Note Due August 1, 2001.

10(d)             Copy of 6% Promissory Note Due August 17, 2001.

27                Financial Data Schedule.

________________________________

(1) Filed as an exhibit to the Company's Form 10SB12G/A filed September 10, 1999 and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Form 10QSB/A filed December 9, 1999 and incorporated herein by this reference.

         (b) Reports on Form 8-K.
              None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: December 14, 1999


ARCHER SYSTEMS LIMITED, INC.


By:  /s/ Richard J. Margulies
         --------------------
         Richard J. Margulies
         President


By: /s/  Walter J. Krzanowski
         --------------------
         Walter J. Krzanowski
         Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit No     Description                                           Page

10(c)          Copy of 6% Promissory Note Due                          2
               August 1, 2001


10(d)          Copy of 6% Promissory Note Due                          3
               August 17, 2001