Form 10QSB
period 2000-01-31
ARCHER SYSTEMS LTD INC
filed 2000-03-15
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended January 31, 2000

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


          As of March 14, 2000, 520,496,750 shares of the Common Stock were outstanding.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                January 31, 2000

                                     PART I


                                                                          Page
 ..........................................................................Number

Item 1. Financial Statements (Unaudited):

        Balance Sheet at January 31, 2000...........................          3

        Statements of Operations and Accumulated Deficit for the quarter and nine months ended January 31, 2000 and cumulative since
        inception to January 31, 2000...............................          4

        Statements of Cash Flows for the nine months ended January 31, 2000
        and cumulative since inception to January 31, 2000..........          5

        Notes to Financial Statements...............................          6


Item 2. Management's Discussion and Analysis or Plan of Operations..          8


                                     PART II


Item 1. Legal Proceedings............................................         10

Item 2. Changes in Securities........................................         10

Item 3. Defaults Upon Senior Securities..............................         10

Item 4. Submission of Matters to a Vote of Security Holders..........         10

Item 5. Other Information............................................         10

Item 6. Exhibits and Reports on Form 8-K.............................         10

Signatures    .......................................................         12

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                January 31, 2000
                                   (Unaudited)


                                     ASSETS
                                                                January 31, 2000
Current Assets:

     Cash.....................................................      $       149
     Prepaid Expenses and Other Current Assets................            1,410
                                                                    ------------

         Total Current Assets.................................            1,559
                                                                    ------------
     Total Assets.............................................      $     1,559
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

     Accrued Liabilities......................................      $       661
     Accounts Payable.........................................           21,746
                                                                    ------------

         Total Current Liabilities............................           22,407

Long-term Liabilities:
     Long-term Debt...........................................           24,600
                                                                    ------------
         Total Long-term Debt.................................           24,600
                                                                    ------------
Stockholders' Deficit:
     Common stock, $.0001 par value; 600,000,000 shares
       authorized; 520,496,750 shares issued ($52,050 less
       par in excess of capital $52,050)......................                0

         Deficit Accumulated During the Development Stage.....          (45,448)
                                                                    ------------

     Total Liabilities & Stockholder's Deficit................      $     1,559
                                                                    ============

See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                            Three Months        Nine Months
                                                            Ended               Ended                 Cumulative
                                                            January 31, 2000    January 31, 2000      From
                                                            (Unaudited)         (Unaudited)           Inception
                                                            ----------------    ----------------      ----------

Income

Revenue During Development Stage............................$             0     $             0       $       0

Expenses
Fair Value of Rent and Administration
  Donated by Related Party..................................          1,800               4,800           4,800

General and Administrative Expenses.........................          5,531              20,187          40,187

Interest Expense............................................            380                 661             661


Net Loss During Reactivation from Dormancy..................         (7,711)            (25,648)        (45,648)

Extraordinary Item
     Sale of Operating Name
Computer Technology International, Inc......................              0                   0             200

Net Loss After Extraordinary Item...........................         (7,711)            (25,648)        (45,448)

Accumulated Deficit - Beginning.............................        (37,737)            (19,800)              0

Accumulated Deficit - Ending................................        (45,448)            (45,448)        (45,448)

Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 520,496,750)...............................      $(.000015)    $      (.000049)      $(.000087)




See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                              Nine Months Ended           Cumulative
                                                              January 31, 2000               From
                                                              (Unaudited)                 Inception
                                                              -----------------          -------------
Cash Flows From Operations:

Net Loss After Extraordinary Item...........................  $       (25,648)           $    (45,448)

Adjustments to Reconcile Net Increase to
  Net Cash Provided by Operations

Increase in Current Assets..................................            1,210                   1,410

Increase in Current Liabilities.............................           (2,407)                 22,407
                                                              -----------------          -------------

Net Cash Used in Operations.................................           24,451                  24,451

Cash Flows from Financing Activities:

Proceeds from Long-term Borrowings..........................           24,600                  24,600
                                                              -----------------          -------------

Net Cash Provided by Financing Activities...................           24,600                  24,600

Net Increase (Decrease) in Cash.............................              149                     149

Cash Balance Beginning of Period............................                0                       0
                                                              -----------------          -------------

Cash Balance End of Period..................................   $          149            $        149
                                                               ================          =============


See Accompanying Notes to Financial Statements.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)

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

     E. Since Archer Systems Limited, Inc. is considered to be in development stage, there is no prior period comparison due to no activity and/or transactions for the three months and six months ended January 31, 2000.

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

     On November 19, 1999, the Company issued a promissory note to an officer of the Company in the principal amount of $1,600, at an annual interest rate of 6% and due in two years from the date of issuance.

Item 2.

     Management's Discussion and Analysis or Plan of Operations

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No. 7. There have been no operations since the date of incorporation. There is no prior period comparison due to no activity and /or transactions for the three months and nine months ended January 31, 2000.

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

     Inasmuch as the Company will have no funds available to it in its search for business opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of potential business opportunities. The Company anticipates that it will incur nominal expenses in the implementation of its business plan described herein. Loans in the amount of $24,600 have been obtained from a third party and an officer of the Company to cover certain administrative expenses.

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

RENT AND ADMINISTRATION

     As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company and no formal lease exists. The fair market value of donated rent and administrative costs assumed by the related party is $600 per month and the Company has accrued eight months of expenditures totaling $4,800 as of January 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and the nine months ended January 31, 2000 amounted to $5,531 and $20,187, respectively. Cumulative expenses since inception totaled $40,187 of which $20,000 was incurred for audit fees.

INTEREST EXPENSE

     Interest expense for the quarter and the nine months ended January 31, 2000 totaled $380 and $661, respectively, due to borrowings during the nine month period.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $149 as of January 31, 2000, as compared with a zero balance as of year end April 30, 1999. Cash flows from activities during the nine months ended January 31, 2000 used cash of $24,451 due to the net loss of $25,648 adjusted for an increase in current assets of $1,210 and an increase in current liabilities of $2,407.

     The net cash provided by financing activities during the nine months ended January 31, 2000, consisted of long-term borrowings totaling $24,600. These proceeds funded operating activities during the nine month period.

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

4(a)              Specimen Stock Certificate. (1)

10(a)             Copy of 6% Promissory Note Due June 30, 2001. (2)

10(b)             Copy of 6% Promissory Note Due June 8, 2001. (2)

10(c)             Copy of 6% Promissory Note Due August 1, 2001. (3)

10(d)             Copy of 6% Promissory Note Due August 17, 2001. (3)

10(e)             Copy of 6% Promissory Note Due November 18, 2001.

27                Financial Data Schedule.

________________________________

(1) Filed as an exhibit to the Company's Form 10SB12G/A filed September 10, 1999 and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Form 10QSB/A filed December 9, 1999 and incorporated herein by this reference.

(3) Filed as an exhibit to the Company's Form 10QSB/A filed December 14, 1999 and incorporated herein by this reference.

         (b) Reports on Form 8-K.
              None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 14, 2000


ARCHER SYSTEMS LIMITED, INC.


By:  /s/ Richard J. Margulies
         --------------------
         Richard J. Margulies
         President


By: /s/  Walter J. Krzanowski
         --------------------
         Walter J. Krzanowski
         Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit No     Description                                           Page

10(e)          Copy of 6% Promissory Note Due                          2
               November 18, 2001