Form 10KSB
period 2000-04-30
ARCHER SYSTEMS LTD INC
filed 2000-07-31
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________
                                   FORM 10-KSB

     [X} Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended April 30, 2000.

                                                Commission file number 0-26955

                          ARCHER SYSTEMS LIMITED, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its charter)

     Delaware                                     22-3652650
     --------                                     ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

75 Lincoln Highway, Iselin, NJ                                  08830
------------------------------                                ----------
(Address of principal executive offices)                      (Zip Code)

                                 (732) 603-9456
                                 --------------
                         (Registrants telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                          -----------------------------
                                 Title of Class


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes _X__ No _____

     The registrant's revenues for its most recent fiscal year were:  $0

     The number of shares outstanding of the registrant's class of common stock on July 28, 2000 was 524,721,759 shares.

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $ 23,634,872 as of April 30, 2000.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                          ARCHER SYSTEMS LIMITED, INC.
                                   FORM 10-KSB
                    For the fiscal year ended April 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.       Description of Business                                         1

Item 2.       Description of Properties                                       5

Item 3.       Legal Proceeding                                                5

Item 4.       Submission of Matters to a Vote of Security Holders             5

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder
              Matters                                                         5

Item 6.       Management's Discussion and Analysis or Plan of
              Operations                                                      6

Item 7.       Financial Statements                                            8

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             8

                                    PART III

Item 9.       Directors, Executive Officers, Promoters,
              and Control Persons                                             9

Item 10       Compliance with Section 16(a) of the Exchange Act              10

Item 11.      Executive Compensation                                         10

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                                 11

Item 13.      Exhibits and Reports on Form 8-K                               13

Signatures                                                                   16

Index to Financial Statements                                               F-1

                                     Part I.


Item 1.  Description of Business

General

     Archer Systems Limited, Inc., (the "Company") was established by Archer Limited, a foreign corporation based in London, England. Archer Systems Limited, Inc. was incorporated under the laws of the State of Delaware on March 19, 1986.

     The Company was organized in June of 1986, for the purpose of acquiring the name and all the outstanding common stock of Computer Technology International, Inc., ("CTI") a publicly traded computer related technology company through the exchange of stock. One share of the Company was exchanged for each share of CTI. CTI was not merged into the Company and remained a wholly owned subsidiary. The intended business purpose of the transaction, the entering into the retail computer sales market with a publicly recognized name was never realized. The Company, shortly after its acquisition of CTI abandoned all plans to actively engage in business and remained dormant until December of 1998 when a new Board of Directors was elected and new officers were appointed.

     CTI in 1985, prior to its acquisition by the Company, had only one asset. That asset was its wholly owned subsidiary Micro Merchants Inc. ("MM") that CTI acquired on November 15, 1982. CTI had been formed for the purpose of acquiring MM. MM originally consisted of one retail computer store and later expanded into a chain of such stores. In 1985 due to a series of business reversals and the intense competition in the personal computer retail business, CTI decided to liquidate MM in a state insolvency proceeding, i.e. via an assignment for the benefit of creditors filed in Bergen County, New Jersey on September 25, 1985. The liquidation of MM was completed in November of 1985. As a result of the liquidation, CTI's sole assets in 1985 consisted of MM, an inactive corporation whose assets were liquidated, CTI's name and a large shareholder base consisting of approximately 3,000 shareholders.

     There was no activity in the Company subsequent to the purchase of CTI until all the common shares of CTI owned by the Company was sold to an individual on December 14, 1998.

     The Company intends to develop and/or operate Internet and technology related companies through majority owned subsidiaries and expansion of its investment in other Internet companies through venture capital arrangements. If successful in such an acquisition program, the number of employees would increase in proportion to the companies acquired. The Company, which on April 17, 2000 acquired NextNet.Com, Inc, whose name has been changed to ArcusNet, is presently considering a number of proposals for potential acquisition, investment and/or strategic alliance.

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No. 7.

Investment and Development

     On April 17, 2000, the Company acquired all the outstanding shares of common stock of NextNet.Com, Inc. ("NextNet"), a Delaware Corporation, in exchange for shares of Common Stock of the Company (the "Exchange"). The
Exchange was accomplished pursuant to the terms of an Agreement and Plan of Reorganization (incorporated by reference) dated April 17, 2000 (the "Agreement"), by and between the Company and Larry Weinstein. The terms of the Purchase Agreement reflected arm's-length negotiations among the parties.

     Pursuant to the terms of the agreement, all of the shares of NextNet owned by Larry Weinstein, i.e. 2,000,000 common shares, the sole shareholder of NextNet, were exchanged for 2,000,000 shares of common stock of the company. Larry Weinstein is NextNet's founder, President and CEO. Most recently, Mr. Weinstein served as Vice President of Strategic Projects for Cybergold, Inc. (NASDAQ: CGLD). In his position with Cybergold, Mr. Weinstein developed large scale cross media promotions with Cybergold clients. Cybergold is an Internet incentives and payment technology company. As part of the acquisition, Larry Weinstein entered into a five- (5) year Employment Agreement, with NextNet, pursuant to which Larry Weinstein continued as the President and Chief Executive Officer and was elected, to the Board of Directors of NextNet along with Richard Margulies and Walter Krzanowski. Larry Weinstein is to receive annually twenty-percent (20%) of any increase in equity in NextNet which arises due to operations in addition to receiving a cashless option to purchase 250,000 shares of NextNet. On June 7, 2000, with the consent of the Board of Directors of NextNet, the Articles of Incorporation were amended which changed the name of the corporation to ArcusNet Corporation.

     On May 18, 2000, INFe.com, a Florida Corporation ("INFE"), whose common shares are traded on the OTC Bulletin Board and the Company entered into a Strategic Alliance Agreement (the "Strategic Alliance") to acquire an equity interest in each other's corporation, that they then might pursue common goals for their joint benefit. In accordance with the Strategic Alliance, INFe agreed to grant the Company $336,000 worth of INFE common stock, par value $.001 per share ("INFe Shares"). The share price for the purpose of determining the number of shares to be granted to the Company was measured at the average trading price of the INFe Shares over the thirty trading days prior to May 18, 2000, which is 300,000 shares at $1.12 per share. Such INFe Shares were granted to the Company subject to Rule 144 of the Securities and Exchange Commission ("SEC"). In exchange for the INFe Shares, the Company agreed to grant INFe $336,000 worth of the Company's common stock, par value $.001 per share ("Archer Shares").

     The share price for the purpose of determining the number of Archer shares to be granted to INFe was measured at the average trading price of the Archer Shares over the thirty trading days prior to the date of the signing of this Agreement, or 4,307,692 shares at $.078 per share. Such shares were also granted subject to Rule 144 of the SEC.

     INFe agreed to include the INFe Shares granted to the Company in the first Form SB-2 Public Offering Registration Statement that it files with the SEC after the date of the Strategic Alliance, subject to the parties entering into mutually agreeable lockup and leakout agreements. The Company agreed that the Company will include the Archer Shares granted to INFe in the first Public Offering Registration Statement that the Company files with the SEC May 18, 2000, subject to the parties entering into mutually agreeable lockup and leakout agreements.

     On June 8, 2000 the Company entered into a financial advisory agreement with Superwire.com, Inc., whose common shares are traded on the Pink Sheets, to render services to Superwire as a corporate consultant to assist Superwire in developing strategic alliances. The Company is, initially to receive 25,000 shares of restricted Superwire common stock as compensation. Thereafter, the Company will be compensated on a deal-by-deal basis under mutually agreed upon terms.

     On July 21, 2000, the Company entered into a financial consulting agreement with ComLinx, Inc. The Company will assist ComLinx in securing equity financing and will receive as compensation, equity interests based on funds provided by outside sources to ComLinx.

     On July 22, 2000, ArcusNet Corporation entered into a market development agreement with Cydoor Technologies, Inc. ArcusNet will be compensated based on the increased revenues generated by Cydoor.

     In its efforts to raise capital to finance its business plan, the Company recently submitted a proposed Term Sheet to a New York based funding and investment organization. The proposal contemplates initial funding of a minimum of $250,000 to a maximun of $500,000. This transaction may not be consummated or completed notwithstanding the Company's best efforts.

Employees

     As of April 30, 2000, the Company and subsidiaries employed three persons, two of whom are officers of the Company. If the Company's acquisition program is successful, the number of employees would increase in proportion to the companies acquired.

Competetion

     There are many companies engaged in similar endeavors in the Internet and Technology industries, a great many, if not most of such companies having greater financial resources than the Company. The Company believes it can compete by targeting selected opportunities in this vast marketplace.

Environmental Impact

     None of the Company's activities utilize any hazardous materials or result in any discharge of pollutants into the environment. The Company believes it complies fully with all environmental laws and regulations.

Regulation

     There are no specific regulatory issues affecting the Company not common to publicly held businesses in general.

Item 2.  Description of Properties

     The Company currently has no material assets, and the Company does not own or lease any real or personal property. The Company currently operates without charge out of space donated by the Company's President, Richard Margulies, at 75 Lincoln Highway, Iselin, New Jersey 08830. The Company believes that this space is sufficient for the Company at this time. The Company has indicated a capital contribution of $600 per month of activity for the donation of such space in the footnotes (Note 3A) to it's financial statements.

Item 3.  Legal Proceedings.

     There are no legal proceedings pending or threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during fiscal year ending April 30, 2000.

                                    Part II.

Item 5.  Market Price for Common Equity and Related Shareholder Matters

Market Information.

     The Company's common stock is traded on the OTC Bulletin Board maintained by the National Association of Securities Dealers under the trading symbol "ARYN". There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

     The following table shows the quarterly quotes of high and low prices for the Company's common stock of the OTC Bulletin Board during fiscal year 1998 and 1999.

Fiscal 1998
-----------

Quarter Ended:                       High                      Low

July 31, 1998                       $0.001                    $0.001
October 31, 1998                    $0.001                    $0.001
January 31, 1999                    $0.250                    $0.125
April 30, 1999                      $0.035                    $0.020

Fiscal 1999
-----------

Quarter Ended:                       High                      Low

July 31, 1999                       $0.050                    $0.010
October 31, 1999                    $0.020                    $0.010
January 31, 2000                    $0.063                    $0.010
April 30, 2000                      $0.300                    $0.010

     The source of this information is Bloomberg Quotation Services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The closing sales price of the Common Stock as reported on the OTC Bulletin Board on July 28, 2000 was $0.032.

Holders.

     As of July 1, 2000, there were approximately 2,906 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

Dividends.

     The Company has never paid or declared any dividends on its common stock and does not anticipate cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     From 1986 until May 18, 2000, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

     During the period from May 1, 1999 through April 30, 2000, the Company acquired NextNet.Com, Inc., whose name has been changed to ArcusNet Corporation and developed a strategic alliance with INFe.com. To date, the Company has had no income from operations and operating expenses aggregating $178,001. The Company is actively working to find additional suitable business opportunities and/or technologies. The Company continues to concentrate its efforts in the Internet and Technologies industries.

     The Company may have to raise additional funds from outside investors to fund the various business opportunities the Company wishes to pursue. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. The Company has determined that the cash on hand will not be sufficient to meet its operating needs for the next 12 months and anticipates having to obtain further loans from an officer of the Company. Should the Company be unable to secure such additional funding, its operations would have to be curtailed or even cease. Accordingly, management expects that it will be necessary for the Company to raise additional funds when the Company is ready to make an acquisition or begin operations related to ArcusNet Corporation or other acquisitions. In its efforts to raise capital to finance its business plan, the Company recently submitted a proposed Term Sheet to a New York based funding and investment organization. The proposal contemplates initial funding of a minimum of $250,000 to a maximun of $500,000. This transaction may not be consummated or completed notwithstanding the Company's best efforts.

     In addition, at least initially, the Company intends to continue to operate out of an office provided by Richard Margulies. Thus, it is not anticipated that the Company will lease or purchase office space or computer equipment in the foreseeable future. The Company may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Results of Operations

     The Company is considered to be in the development stage as defined by FASB No. 7. There were no revenues generated for the fiscal years ending April 30, 2000 and April 30, 1999.

     Net loss for the year ended April 30, 2000 was $158,201 as compared to a net loss of $19,800 for the year ended April 30, 1999. The net loss increased primarily due to financial public relations expense and fees related to common stock registration and maintenance.

Liquidity

     As a development stage company, the Company has historically relied on cash provided through loans provided by a Company officer and other private sources. Available cash at April 30, 2000 was $726 compared to no cash reported for the period ended April 30, 1999. Additionally, during the fiscal year ended April 30, 2000, the Company issued 1,225,000 shares of common stock for services, and 2,000,000 shares of common stock for the acquisition of NextNet.com, Inc.

Year 2000

     With the change to the year 2000, the Company experienced no significant interruptions in its normal business processes as a result of its own systems or those of companies with which it does business. During the year ended April 30, 2000, the Company did not incur any costs related to the remediation of the Company's systems for the year 2000.

Forward Looking Information

     This report contains certain forward-looking statements and information relating to the company that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate", believe", "estimate", "expect", "intend", "should", and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions relating to the operations, results of operations, liquidity, and growth strategy of the Company, including competitive factors, changes in legal and regulatory requirements, interest rate fluctuations, and general economic conditions, as well as other factors described in this report. Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7.  Financial Statements

     The financial statements required by this Item are set forth beginning on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                                    Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons

                                 Position                    Year First Became
Name                    Age      With Company               Director or Officer
-------------------------------------------------------------------------------

Richard J. Margulies     50      President/Director                 1998

Walter J. Krzanowski     58      Secretary/Treasurer                1998
                                 Director

     Each director serves until the next annual meeting of shareholders and/or until his respective successor is duly elected and qualifies. Executive officers are appointed by the Board to serve at the discretion of the directors.

     Richard J. Margulies - President/Director- Has been an officer and director of the Company since December 1998. Mr. Margulies has served as a management and financial public relations consultant to a number of private and publicly held companies over the past 20 years. From November 1988 to May of 1999, Mr. Margulies was an officer and director of Greenleaf Technologies Corporation, a publicly traded company, which is in the business of developing software technology and related products. From 1993 to December of 1997, Mr. Margulies was an officer and director of Creative Media International, Inc. a public company that was in the financial public relations and printing business. On or about February 1998, Creative Media International, Inc. filed for reorganization under section 11 of the U.S. Bankruptcy Code. From 1987 through March 2000, Mr. Margulies was an officer and director of Entertainment Arts, Inc., formerly Nightwing Entertainment Group, Inc., a publicly traded company that is in the entertainment business. From December 1998 through May 2000, Mr. Margulies served as director and officer of Creative Gaming, Inc., a publicly traded company offering ISP and high speed DSL services through its E-Centre, Inc. subsidiary. From 1982 to 1983, Mr. Margulies was with The Dratel Group, Inc., a NYSE member firm which offers private money management and brokerage services. From 1979 to 1981, he was a Vice President with the firm of Bear Stearns & Co., Inc. and from 1974 to 1979, he was an account executive with Bache & Co.

     Walter J. Krzanowski - Secretary/Treasurer-Director - Has been an officer and director of the Company since December 1998. From March 1998 to November 1998, Mr. Krzanowski was the interim Controller of a privately held laundry service management company. Mr. Krzanowski had been the Chief Financial Officer and Treasurer of Creative Gaming, Inc., a publicly traded company from July 1995 to December 1997.

     From January to June 1995, Mr. Krzanowski served as an independent consultant providing financial services to Creative Gaming, Inc. From September 1993 to December 1994, Mr. Krzanowski was self-employed, acting as a consultant to a number of companies providing accounting, financial reporting and data processing services. From April 1986 to August 1993, Mr. Krzanowski held financial and management information services positions with Zenith Laboratories, Inc., a publicly traded, generic pharmaceutical company. Prior to joining Zenith Laboratories, Mr. Krzanowski held various financial management positions with Hoffmann-LaRoche, Inc., a major pharmaceutical company, from 1966 to 1986.

     Richard Margulies and Walter Krzanowski will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

     Aside from the above officers and directors, and Larry Weinstein, President of ArcusNet Corporation, the wholly owned subsidiary of the Company, there are no other persons whose activities will be material to the operations of the Company at this time.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Item 10. Compliance with Section 16(a) of the Exchange Act

     Richard Margulies and Walter Krzanowski did file the appropriate Form 3 and Form 4 during the fiscal period ending April 30, 2000.

Item 11.  Executive Compensation:

     It is anticipated that the Company's president and other officers will receive appropriate salaries for services as executive officers at such time as the Company generates a revenue stream. These individuals will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part III, Item 9. "Directors, Executive Officers, Promoters and Control Persons). The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

     The only compensation paid to the Secretary/Treasurer of the Company was the issuance of 1,000,000 shares of restricted common stock in July, 2000.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

     There were no stock appreciation rights granted, nor were any stock options granted, to any of the above named officers in the fiscal year ended April 30, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five
(5) percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

(a)      Security ownership of certain beneficial owners


                        Name and                      Amount and
                        Address of                    Nature of        Percent
                        Beneficial                    Beneficial           of
Title of Class            Owner                         Owner(1)       Class(2)
-------------------------------------------------------------------------------

Common                  Henry Guell                   90,000,000        17.2%
                        264 Skyline Lake Drive
                        Ringwood, NJ 07302


Common                  Peter J. Jegou (3)            42,063,800         8.0%
                        c/o Zamora Funding
                        75 Lincoln Hwy, 2nd Fl.
                        Iselin, NJ 08830

(b) Security ownership of management.

                        Name and                      Amount and
                        Address of                    Nature of        Percent
                        Beneficial                    Beneficial           of
Title of Class            Owner                         Owner(1)       Class(2)
-------------------------------------------------------------------------------

Common                  Richard J. Margulies(4)       13,000,000         2.5%
                        75 Lincoln Hwy, Rt.27
                        Iselin, NJ 08830

Common                  Walter J. Krzanowski(5)        1,500,000         0.3%
                        75 Lincoln Hwy, Rt. 27
                        Iselin, NJ 08830

Common                  Includes all officers and     14,500,000         2.8%
                        directors of the Company
                        as a group (2 persons)


(1)      Includes  the  amount of shares  each  person or group has the right to
         acquire  within  60  days  pursuant  to  options,   warrants,   rights,
         conversion privileges or similar obligations.

(2) Based upon 524,721,759 shares outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3) Peter J. Jegou individually owns 19,019,000 shares. Also, included are 1,650,000 shares owned by the Jegou Family Foundation, which is controlled by Peter J. Jegou and his wife, Carol A. Kulina-Jegou. Included in the table is 21,394,800 shares owned by Zamora Funding, Inc., a privately held company of which Peter J. Jegou is President and Director.

(4)      Richard Margulies is President and a Director of the Company.

(5) Walter J. Krzanowski is Secretary, Treasurer and a Director of the Company. Walter J. Krzanowski individually owns 1,050,000 shares and Dolores A. Krzanowski, his wife, individually owns 450,000 shares.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits marked with a footnote reference were filed with a periodic report filed by the Company pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, (the "Securities Act"), and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this report.

Number        Exhibit

2             Form of Agreement and Plan of  Reorganization  dated April 17,
              2000,  by  and  between  Archer  Systems  Limited,   Inc.  and
              NextNet.com (5)

3             Certificate  of   Incorporation  of  Company  filed  with  the
              Secretary of State of Delaware on March 19, 1986. (1)

3.1 Certificate for renewal and revival of Charter of the Company filed with the Secretary of State Division of Corporations on December 2, 1998. (1)

3.2 Certificate of Amendment of the Certificate of Incorporation of Archer Systems Limited, Inc., filed with the Secretary of State Division of Corporations on February 12, 1999. (1)

3.3 Certificate of Correction to Certificate of Amendment of the Certificate of Incorporation of Archer Systems Limited, Inc., filed February 12, 1999 with the Secretary of State Division of Corporations. (1)

3.4           Copy of the by-laws of the Company. (1)

4             Specimen Stock Certificate. (1)

10.1          Copy of 6% Promissory Note Due June 30, 2001. (2)

10.2          Copy of 6% Promissory Note Due June 8, 2001. (2)

10.3          Copy of 6% Promissory Note Due August 1, 2001. (3)

10.4         Copy of 6% Promissory Note Due August 17, 2001. (2)

10.5         Copy of 6% Promissory Note Due November 18, 2001. (4)

10.6         Employment  Agreement dated April 25, 2000 between NextNet.com and Larry Weinstein (5)

10.7         Copy of 6% Promissory Note Due February 15, 2002.

10.8         Copy of 6% Promissory Note Due March 9, 2002.

10.9         Copy of 6% Promissory Note Due March 20, 2002.

10.10        Copy of 6% Promissory Note Due April 9, 2002.

10.11        Form of Strategic Alliance Agreement dated May 18, 2000. (6)

10.12        Agreement   dated  June  8,  2000   between  the  Company  and
              Superwire.com, Inc.

10.13        Agreement   dated  July  21,  2000  between  the  Company  and
              ComLinx, Inc.

10.14        Agreement  dated July 22, 2000  between  ArcusNet  Corporation and Cydoor Technologies, Inc.

21           Subsidiaries of the Company

27           Financial Data Schedule

(1) Filed as an exhibit to the Company's Form 10SB12G/A filed September 10, 1999 and incorporated herein by this reference

(2) Filed as an exhibit to the Company's Form 10QSB/A filed December 9, 1999 and incorporated herein by this reference.

(3) Filed as an exhibit to the Company's Form 10SB/A filed December 14, 1999 and incorporated herein by this reference.

(4) Filed as an exhibit to the Company's Form 10QSB filed March 15, 2000 and incorporated herein by this reference.

(5) Filed as an exhibit to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Form 8K/A filed June 14, 2000 and incorporated herein by this reference.

        (b) Reports on Form 8-K.

         A Form 8-K was filed on May 8, 2000 disclosing in Item 2 the acquisition of Next Net, Inc.

         A Form 8 K was filed on June 14, 2000 disclosing in Item 2 a Strategic Alliance Agreement with InFe.com

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Archer Systems Limited, Inc.

                                         By:/s/ Richard J. Margulies
                                         ---------------------------
Dated:  July 28, 2000                           Richard J. Margulies
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on July 28, 2000 in the capacities indicated:

           Signatures                                     Title
           ----------                                     -----

       /s/ Richard J. Margulies                        Principal Executive
       ------------------------                        Officer and Director
       (Richard J. Margulies)

       /s/ Walter J. Krzanowski                        Secretary, Treasurer
       ------------------------                        and Director
       (Walter J. Krzanowski)

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)
                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountant............................F-2

Balance Sheet for the fiscal year ended April 30, 2000 and
     April 30, 1999..........................................................F-3

Statement of Operations and Accumulated Deficit - For the fiscal year ended April 30, 2000, April 30, 1999, and cumulative since inception....F-5

Statement of Cash Flows -
     For the fiscal year ended April 30, 2000, April 30, 1999
     and cumulative since inception..........................................F-6

Statement of Stockholder's Equity (Deficiency) -
     For the period from inception (March 19, 1986) through
     April 30, 1999 and April 30, 2000.......................................F-7

Notes to Consolidated Financial Statements...................................F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Archer Systems Limited, Inc.
75 Lincoln Highway, Route 27 - 2nd Floor
Iselin, New Jersey 08830

Gentlemen and Madams:

     We have audited the accompanying comparative balance sheets of Archer Systems Limited, Inc. and subsidiary (A Development Stage Co.) as of April 30, 2000 and April 30, 1999 and the related statements of operations and accumulated deficits, cash flows and statements of stockholder's equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position as of April 30, 2000 and April 30, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ GERALD BRIGNOLA, CPA, PA
Hackensack, New Jersey
July 20, 2000

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             April 30, 2000 and 1999

                                     ASSETS





                                            2000                    1999
                                         ----------              ----------

CURRENT ASSETS
     Cash in bank                        $     726               $
     Accounts receivable                     1,030                     200
                                         ----------              ----------
         Total current assets                1,756                     200

OTHER ASSETS
      Security deposit                       6,000
      Prepaid employment contract          155,000
                                         ----------              ----------
         Total other assets               161,000                       0
                                         ----------              ----------

                TOTAL ASSETS             $ 162,756               $    200
                                         ==========              ==========
















     See accountants' report and notes to financial statements

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                                 Balance SheetS
                             April 30, 2000 and 1999

                                 LIABILITIES AND
                              STOCKHOLDER'S EQUITY

                                            2000                    1999
                                         ----------              ----------

CURRENT LIABILITIES

     Accounts payable                    $  11,144               $  20,000
     Accrued expenses                       28,692                       0
                                         ----------              ----------
        Total current liabilities           39,836                  20,000

LONG-TERM LIABILITIES                       50,983                       0
                                         ----------              ----------
      Total liabilities                     90,819                  20,000
                                         ----------              ----------
STOCKHOLDER'S EQUITY
    Common stock (.0001 par
      value 600,000,000 shares
      authorized 523,721,759
      and 520,496,750 shares
      issued respectively)                     323                       0
  Paid in capital                          249,615
                                         ----------              ----------
  Accumulated (deficit)                   (178,001)                (19,800)

TOTAL STOCKHOLDER'S
    EQUITY (Deficit)                        71,937                 (19,800)
                                         ----------              ----------
TOTAL LIABILITIES &
     STOCKHOLDER'S EQUITY                $ 162,756               $     200
                                         ==========              ==========








     See accountants' report and notes to financial statements

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                STATEMENT OF OPERATIONS AND ACCUMULATED (DEFICIT)
                       Year Ended April 30, 2000 and 1999


                                                                                       Cumulative From
                                                                                       Inception to
                                            2000                    1999               April 30, 2000
                                         ----------              ----------            ---------------
INCOME
    Revenue during the
    development stage                    $       0               $       0             $            0


General & administrative                   158,201                  20,000                    178,201
                                         ----------              ----------            ---------------
NET OPERATING LOSS DURING
BEFORE EXTRAORDINARY ITEM                 (158,201)                (20,000)                  (178,201)

    Extraordinary Item-
    sale of Operating Name
    Computer Technology
    International                                0                     200                        200
                                         ----------              ----------            ---------------
NET LOSS AFTER
 EXTRAORDINARY ITEM                       (158,201)                (19,800)                  (178,001)

Accumulated deficit - beg                  (19,800)                      0                          0
                                         ----------              ----------            ---------------
Accumulated deficit - end                 (178,001)                (19,800)                  (178,001)
                                         ==========              ==========            ===============
Net loss per share
before and after extra-
ordinary item - based on
shares outstanding of
523,721,759 and
520,496,750 respectively                 $(.000340)              $(.000038)            $     (.000340)
                                         ==========              ==========            ===============


     See accountants' report and notes to financial statements

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
              For the Period From Inception Through April 30, 2000

                                                                                         Cumulative
                                            Year                    Year                    From
                                            Ended                   Ended                 Inception
                                           4/30/00                 4/30/99               Thru 4/30/00
                                         ----------              ----------            ---------------
CASH FLOWS PROVIDED (USED)
IN OPERATIONS

Net income (loss) for the period         $(158,201)              $ (19,800)            $    (178,001)

Adjustments to reconcile net
income to net cash used in
operating activities:

     Increase in Current Assets          $    (830)              $    (200)            $      (1,030)
     Increase in Other Assets             (161,000)                                         (161,000)
     Increase in Current
       Liabilities                          19,836                  20,000                    39,836
                                         ----------              ----------            ---------------
                                          (141,994)                 19,800                  (122,194)
                                         ----------              ----------            ---------------
NET CASH PROVIDED (USED)
BY OPERATIONS                             (300,195)                      0                  (300,195)
                                         ----------              ----------            ---------------

CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES

     Notes Payable                          50,983                                            50,983
     Issuance of Common Stock              249,938                                           249,938
                                         ----------              ----------            ---------------
                                           300,921                       0                   300,921
                                         ----------              ----------            ---------------
NET INCREASE (DECREASE)
   IN CASH                                     726                       0                       726

CASH BEGINNING OF PERIOD                         0                       0                         0
                                         ----------              ----------            ---------------
CASH END OF PERIOD                       $     726               $       -             $         726
                                         ==========              ==========            ===============


     See accountants' report and notes to financial statements

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                 Statement of Stockholder's Equity (DEFICIENCY)
                        Inception through April 30, 2000


                                                                     Additional        Retained
                                             Common Stock             Paid in          Earnings
                                         Shares       Amount          Capital          (Deficit)
                                    ------------------------------------------------------------
Balance, Inception March 19, 1986
No Par                                      100      $     0         $      0          $     0

June 1986 Cancellation of No Par
Stock                                      (100)           0                0                0

Authorization of
600,000,000 shares,
$.0001 Par Value and
issuance for investment
all shares of Computer
Technology International Inc.,
 as of June 1986                    520,496,750       52,050          (52,050)
                                    ------------------------------------------------------------
Balance, December 14,1998           520,496,750       52,050          (52,050)               0

Reclassification                                     (52,050)          52,050

Net Loss for Reactivation Period
December 14, 1998 to
April 30, 1999                                                                         (19,800)

Balance, April 30, 1999             520,496,750            0                0          (19,800)
                                    ------------------------------------------------------------
Shares issued for services            1,225,000          123           94,815                0

Shares issued for the
purchase of NextNet.com               2,000,000          200          154,800                0

Net loss for period ending
April 30, 2000                                                                        (158,201)
                                    ------------------------------------------------------------
Balance April 30, 2000              523,721,750      $   323      $   249,615       $ (178,001)
                                    ============================================================

     See accountants' report and notes to financial statements

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2000

Note 1 - Organization and Summary of Significant Accounting Policies

      A. Organization: Archer Systems Limited, Inc. was incorporated on March 19, 1986, under the laws of the State of Delaware. The Company was established by Archer Limited, a foreign corporation based in London, England which is no longer in existence. The Company adopted a fiscal year ending, April 30.

          The Company was organized to acquire the name and all the common stock of a publicly traded computer related technology company. The Company exchanged common stock on a one for one basis for the shares of the computer technology company. On December 14, 1998, the Company sold all the common stock and the name of Computer Technology International, Inc. to an individual for $200.

          Archer Systems Limited, Inc. has acquired and will continue to develop and/or operate Internet and technology related companies through majority owned subsidiaries or investment in other Internet companies through venture capital arrangements. At the present time, the Company is considering a number of proposals for potential acquisitions, investments and/or strategic alliances.

          Because  of  the  speculative   nature  of  the  Company,   there  are
          significant risks, which are summarized as follows:

          - Newly formed company has no operating history and minimal assets.

          - Limited funds available for acquisitions.

          - Management is inexperienced and offers limited time commitment.

          - Conflict-of-interest, as all employees have other part-time or full-time employment.

          - The Company is considered to be in the development stage, as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

      B. Estimates: The preparation of financial statements in conformity with generally accepted principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

      E. Consolidation Policy: The consolidated financial statements include all the accounts of Archer Systems Limited, Inc. and controlled entities. The Company accounts for its investments in consolidated subsidiaries by the equity method. All intercompany transactions are eliminated.

Note 2 - Stockholders Equity

      Incorporation Shares: Upon incorporation, the Company had authorized 100 shares of common stock, no par value.

      In June 1986, the Company's officers approved a change in the authorized shares from 100 shares common stock, no par value, to 600,000,000 shares of common stock, $.0001 par value. The majority stockholder and directors ratified the increase in authorized shares on December 14, 1998.

      In June 1986, the Company exchanged 520,496,750 shares of common stock of the Company for all the issued and outstanding common shares, on a one for one basis, of Computer Technology International, Inc. (see Note #1A).

      On April 1, 2000, the Company issued to a vendor, 1,225,000 shares of the Company's common stock per a financial services agreement.

Note 3 - Related Party Transactions

      A.  Office Space:

          As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company by GRQ Financial, Inc. and no formal lease exists between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs were determined to be $600 per month. $6,600 was charged to rent expense during the year ended April 30, 2000.

      B. During the fiscal year ended April 30, 2000, the Company's president and stockholder and a stockholder advanced to the Company $22,191 and $27,172 respectively. These loans are represented by nine separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements.

Note 4 - Income Taxes

      A.  Operating Loss:

          The Company, as of April 30, 2000 has loss carryforwards totaling $178,201 that may be offset against future taxable income.

      B.  Components - Current and Deferred:

          The provisions for income taxes consist of the following components:

                                           April 30, 2000
                                           --------------
                  Current Taxes             $     0
                  Deferred                   60,520
                                            -------
                                            $60,520
                                            =======

          Based on management's present assessment, the Company has not yet determined it to be more likely than not that a net deferred long term tax asset of $60,520 attributable to the future utilization of $178,001 of net operating loss carryforwards as of April 30, 2000, will be realized.

          Accordingly, the Company has provided 100% allowance against the net deferred tax asset in the financial statements as of April 30, 2000. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carryforwards will expire as follows.



                  Year Ended                          Deferred
                  April 30                            Tax Asset
                  ----------                          ---------

                     2014                             $   6,732
                     2015                                53,788
                                                      ---------
                                                      $  60,520
                                                      =========
                  Net deferred tax benefit            $ 60, 520
                                                      =========

Note 5 - Acquisitions and Commitments

          On April 17, 2000, Mr. L. Weinstein, the sole stockholder of NextNet.com, Inc., exchanged 2,000,000 shares of his company's stock for 2,000,000 of Archer Systems Limited and a five year employment agreement, which commenced on April 27,2000. Mr. Weinstein will serve as President and Chief Executive Officer of the subsidiary during the term of this agreement. During each calendar year of this agreement, the employee shall receive an amount of dollars or property equal to twenty percent of the net increase in equity of NextNet.com, Inc. during such period, less any funds or capital has been invested into NextNet.com, Inc. by third party investors during that period. In addition, the employee is to receive each year during the term of this agreement, 20% of the shares which NextNet.com receives in any entity through compensation or exchange during the period of the agreement. Also, the employee is to receive an option to purchase 250,000 shares of NextNet.com's common stock at a strike price of five cents ($0.05). During the current fiscal year, $155,000 was charged to a prepaid employment contract, in connection with this exchange of stock, and will be expensed over the next five years.

Note 6 - Subsequent Events

          On May 18, 2000 Archer Systems Limited, Inc. and INFe.com, a Florida Corporation whose common stock is traded on the OTC-BB, entered into a Strategic Alliance Agreement whereby they agreed to acquire an equity interest in each other's corporation, so that they may pursue common goals for their joint benefit.

          By the agreement, INFe.com agreed to grant to Archer $336,000 worth of INFe.com's common stock, par value of $.001 per share. The share price for the purpose of determining the number of shares to be granted to Archer was measured at the average trading price of the INFe.com stock over the thirty trading days prior to May 18, 2000, which is 300,000 shares at $1.12 per share. The INFe.com shares which shall be granted to Archer is subject to Rule 144 of the Securities and Exchange Commission. In exchange for the INFe.com shares, Archer agreed to grant INFe.com $336,000 worth of the Company's common stock, par value $.001 per share. The share price for the purpose of determining the number of shares to be granted to INFe.com was measured as the average trading price of the Archer stock over the thirty trading days prior to the date of the signing of this agreement, or 4,307,692 shares at $.078 per share. Such shares were granted subject to Rule 144 of the Securities and Exchange Commission. INFe.com agreed to include the INFe shares granted to Archer into the first Form SB-2 Public Offering Registration Statement that it filed with the SEC after the date of this agreement subject to the parties entering into a mutually agreeable lockup and leakout agreements. Archer agreed that the Company will include the Archer shares granted to INFe.com into the first Public Offering Registration Statement that the company files with the SEC after May 18, 2000, subject to the parties entering into a mutually agreeable lockup and leakout agreements.

                                 EXHIBIT INDEX


Exhibit No.        Description                                       Page
-----------        ----------------------------------                ----

10.7               Copy of 6% Promissory Note Due                      2
                   February 15, 2002

10.8               Copy of 6% Promissory Note Due                      3
                   March 9, 2002

10.9               Copy of 6% Promissory Note Due                      4
                   March 20, 2002

10.10              Copy of 6% Promissory Note Due                      5
                   April 9, 2002

10.12              Agreement dated June 8, 2000                        6
                   between the Company and
                   Superwire.com, Inc.

10.13              Agreement dated July 21, 2000                      10
                   between the Company and
                   ComLinx, Inc.

10.14              Agreement dated July 22, 2000                      11
                   between ArcusNet Corporation and
                   Cydoor Technologies, Inc.

21                 Subsidiaries of Companies                          16