Form 10QSB
period 2000-07-31
ARCHER SYSTEMS LTD INC
filed 2000-09-15
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal quarter ended July 31, 2000

                         Commission file number 0-26955


                          Archer Systems Limited, Inc.
           (Name of small business issuer as specified in its charter)


        Delaware                                        22-3652650
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)


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


        As of September 14, 2000, 529,129,442 shares of the Common Stock were outstanding.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                  July 31, 2000

                                     PART I

                                                                          Page
                                                                          Number
Item 1.       Financial Statements (Unaudited):

              Balance Sheet at July 31, 2000..................................3

              Statements of Operations and Accumulated Deficit for the
              three months ended July 31, 2000 and cumulative
              since inception to July 31, 2000................................4

              Statements of Cash Flows for the three months ended July 31,
              2000 and cumulative since inception to July 31, 2000............5

              Notes to Financial Statements...................................6


Item 2.       Management's Discussion and Analysis or Plan of Operations.....10

                                     PART II

Item 1.       Legal Proceedings..............................................11

Item 2.       Changes in Securities..........................................12

Item 3.       Defaults Upon Senior Securities................................12

Item 4.       Submission of Matters to a Vote of Security Holders............12

Item 5.       Other Information..............................................12

Item 6.       Exhibits and Reports on Form 8-K...............................12

Signatures    ...............................................................15

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  July 31, 2000
                                   (Unaudited)

                                     ASSETS
                                                                  July 31, 2000
                                                                  --------------
Current Assets:
     Cash.........................................................$         723
     Accounts Receivable..........................................        1,030
     Other Current Assets.........................................       14,200
                                                                  --------------
         Total Current Assets.....................................       15,953

     Other Assets:
         Deposits.................................................       11,000
         Investments - Long term..................................      347,500
         Prepaid Employment Contract..............................      147,250
                                                                  --------------
     Total Other Assets...........................................      505,750
                                                                  --------------
     Total Assets.................................................$     521,703
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accrued Liabilities..........................................$       2,903
     Accounts Payable.............................................       27,948
     Deferred Revenues............................................        7,188
                                                                  --------------
         Total Current Liabilities................................       38,039

Long-term Liabilities:
     Long-term Debt...............................................      111,317
                                                                  --------------
         Total Long-term Debt.....................................      111,317

Stockholders' Deficit:
      Common stock, $.0001 par value; 600,000,000 shares
       authorized; 529,129,442 shares issued......................          864
      Paid in Capital.............................................      605,699
      Deficit Accumulated During the Development Stage............     (234,216)
                                                                  --------------
           Total Stockholders' Equity.............................      372,347
                                                                  --------------
Total Liabilities & Stockholders' Deficit.........................$     521,703
                                                                  ==============

See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                    Three Months          Three Months
                                                       Ended                 Ended              Cumulative
                                                    July 31, 2000         July 31, 1999            From
                                                     (Unaudited)           (Unaudited)          Inception
                                                    -------------         -------------         -----------
Revenues

    Revenue During Development Stage................$          0          $          0          $        0
    Revenues - Consulting...........................       4,312                     0               4,312
                                                    -------------         -------------         -----------
          Total Revenues............................       4,312                     0               4,312

Expenses
     Fair Value of Rent and Administration
       Donated by Related Party.....................       1,800                 1,200               8,400
     General and Administrative Expenses............      57,594                 8,789             228,109
     Interest Expense...............................       1,133                     0               2,219
                                                    -------------         -------------         -----------
        Total Expenses.............................       60,527                 9,989             238,728

Net Loss During Reactivation from Dormancy.........      (56,215)               (9,989)           (234,416)

Extraordinary Item
Sale of Operating Name
Computer Technology International, Inc.............            0                     0                 200
                                                    -------------         -------------         -----------
Net Loss After Extraordinary Item..................      (56,215)               (9,989)           (234,216)

Accumulated Deficit - Beginning....................     (178,001)              (19,800)                  0

Accumulated Deficit - Ending....................... $   (234,216)         $    (29,789)         $ (234,216)
                                                    =============         =============         ===========
Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 529,129,442) and
  520,496,750, respectively.........................$   (.000107)         $   (.000019)         $ (.000446)
                                                    =============         =============         ===========


See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                    Three Months          Three Months
                                                       Ended                 Ended              Cumulative
                                                    July 31, 2000         July 31, 1999            From
                                                     (Unaudited)           (Unaudited)          Inception
                                                    -------------         -------------         -----------
Cash Flows From Operations:

Net Loss After Extraordinary Item...................$    (56,215)         $     (9,989)         $ (234,216)

Adjustments to Reconcile Net Increase to
  Net Cash Provided by Operations

Increase in Current Assets..........................     (14,200)                  200             (15,230)

Increase in Other Assets............................    (344,750)                    -            (505,750)

Increase in Current Liabilities.....................      (1,797)                2,434              38,039
                                                    -------------         -------------         -----------
                                                        (360,747)                2,634            (482,941)
                                                    -------------         -------------         -----------
Net Cash Used in Operations.........................    (416,962)               (7,355)           (717,157)

Cash Flows from Financing Activities:

Issuance of Common Stock............................     356,625                     -             606,563

Proceeds from Long-term Borrowings..................      60,334                 7,500             111,317
                                                    -------------         -------------         -----------
Net Cash Provided by Financing Activities...........     416,959                 7,500             717,880
                                                    -------------         -------------         -----------
Net Increase (Decrease) in Cash.....................          (3)                  145                 723

Cash Balance Beginning of Period....................         726                     0                   0
                                                    -------------         -------------         -----------
Cash Balance End of Period..........................$        723          $        145          $      723
                                                    =============         =============         ===========


See Accompanying Notes to Financial Statements.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2000
                                   (Unaudited)

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

            Archer Systems Limited, Inc. has acquired and will continue to develop and/or operate Internet and technology related companies through majority owned subsidiaries or investment in other Internet companies through venture capital arrangements. At the present time, the Company is considering a number of proposals for potential acquisitions, investments and/or strategic alliances. The Company is also offering and providing various consulting services for companies in the Internet and Technology related fields.

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

            - The Company is considered to be in the development stage, as defined in the Statement of Financial  Accounting  Standards No.
              7.  There have been minimal operations since incorporation.

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

        On April 17, 2000, the Company issued 2,000,000 shares of the Company's common stock in exchange for 2,000,000 shares of NextNet.com, Inc. common stock in the acquisition of NextNet from Mr. L. Weinstein. (See Note # 4)

        On May 18, 2000, the Company issued 100,000 shares of the Company's common stock to an individual for services rendered.

        On May 18, 2000, the Company issued 4,307,692 shares of the Company's common stock to acquire an equity interest in INFe.com as part of a Strategic Alliance Agreement with Archer Systems Limited, Inc. (See Note #4)

        On July 13, 2000, the Company issued to an officer of the Company, 1,000,000 shares of the Company's common stock for services rendered.

Note 3 - Related Party Transactions

        A. Office Space: As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company by GRQ Financial, Inc. and no formal lease exists between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs were determined to be $600 per month. $1,800 was charged to rent expense during the quarter ended July 31, 2000.

        B. During the fiscal year ended April 30, 2000, the Company's president and stockholder and a stockholder advanced to the Company $22,191 and $27,172 respectively. These loans are represented by nine separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements. As of July 31, 2000 these shareholder loans are recorded at $22,526 and $27,582 respectively.

        C. During the quarter ended July 31, 2000, the Company' president and stockholder and two stockholder's advanced to the Company $27,442, $31,347 and $1,000 respectively. These loans are represented by nine separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements.

Note 4 - Acquisitions and Commitments

        On April 17, 2000, Mr. L. Weinstein, the sole stockholder of NextNet.com, Inc., exchanged 2,000,000 shares of his company's stock for 2,000,000 of Archer Systems Limited and a five year employment agreement, which commenced on April 27, 2000. Mr. Weinstein will serve as President and Chief Executive Officer of the subsidiary during the term of this agreement. During each calendar year of this agreement, the employee shall receive an amount of dollars or property equal to twenty percent of the net increase in equity of NextNet.com, Inc. during such period, less any funds or capital has been invested into NextNet.com, Inc. by third party investors during that period. In addition, the employee is to receive each year during the term of this agreement, 20% of the shares which NextNet.com receives in any entity through compensation or exchange during the period of the agreement. Also, the employee is to receive an option to purchase 250,000 shares of NextNet.com's common stock at a strike price of five cents ($0.05). During the fiscal year ended April 30, 2000, $155,000 was charged to a prepaid employment contract, in connection with this exchange of stock, and will be expensed over the next five years. In the quarter ended July 31, 2000, $7,750 was charged to amortization expense.

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

        On June 8, 2000, Archer Systems Limited, Inc. entered into a financial advisory services agreement with Superwire.com, Inc. ("Superwire"), a publicly traded company on the OTC Pink Sheets. The Company, by this agreement, will assist Superwire in developing strategic alliances by providing advisory services. The term of this agreement shall commence from the date above through December 31, 2000. The Company received in the form of a retainer, 25,000 shares of Superwire common stock, par value $.001 per share. The Superwire shares are subject to Rule 144 of the Securities and Exchange Act of 1933, as amended. No value has been assigned to the shares due to the restriction placed on the common stock received. The market price of Superwire common stock on July 27, 2000, the date received by Archer was approximately $0.93.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     From 1986 until May 18, 2000, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

     During the period from May 1, 1999 through April 30, 2000, the Company acquired NextNet.Com, Inc., whose name has been changed to ArcusNet Corporation and developed a strategic alliance with INFe.com. To date, the Company has had minimal income from operations and operating expenses aggregating $238,728. The Company is actively working to find additional suitable business opportunities and/or technologies. The Company continues to concentrate its efforts in the Internet and Technologies industries.The Company is also offering and providing various consulting services for companies in the Internet and Technology related fields.

     The Company may have to raise additional funds from outside investors to fund the various business opportunities the Company wishes to pursue. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. The Company has determined that the cash on hand will not be sufficient to meet its operating needs for the next 12 months and anticipates having to obtain further loans from an officer of the Company. Should the Company be unable to secure such additional funding, its operations would have to be curtailed or even cease. Accordingly, management expects that it will be necessary for the Company to raise additional funds when the Company is ready to make an acquisition or begin operations related to ArcusNet Corporation or other acquisitions. In its efforts to raise capital to expand and finance its business plan, the Company submitted a proposed "Term Sheet" to a New York based funding and investment organization. The proposal involved initial funding of a minimum of $250,000 up to a maximum of $500,000. Subsequently, management withdrew the proposed Term Sheet submitted to the investment firm with the belief that it could obtain more favorable terms elsewhere.

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

Revenues

     Revenues for the period ending July 31, 2000 totaled $4,312. These revenues were for consulting services provided during the quarter. There were no revenues recorded in the prior period ending July 31, 1999.

Rent and Administration

     As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company and no formal lease exists. The fair market value of donated rent and administrative costs assumed by the related party is $600 per month and the Company has accrued three months of expenditures totaling $1,800 as of July 31, 2000.

General and Administrative Expenses

     General and administrative expenses for the three months ended July 31, 2000 totaled $57,594 or in increase of $48,805 when compared with the previous period ending July 31, 1999. The increase was primarily do to financial public relations expenditures of $25,083 and consulting expenses of $17,500 incurred during the period.

Interest Expense

     Interest expense for the three months ended July 31, 2000 totaled $1,133 due to borrowing during the three month period ending July 31, 2000, and including debt previously incurred. There was no interest expense incurred in the prior period.

Liquidity and Capital Resources

     The Company's cash position was $723 as of July 31, 2000, as compared with a balance of $145 as of July 31, 1999. Cash flows from activities during the three months ended July 31, 2000 used cash of $416,962 due to the net loss of $56,215 adjusted for an increase in current assets of $14,200, an increase in other assets of $344,750 and a decrease in current liabilities of $1,797.

     The net cash provided by financing activities during the three months ended July 31, 2000, consisted of long-term borrowings totaling $60,334 and the issuance of common stock totaling $356,625. These proceeds funded operating activities during the three month period.

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

      10.3      Copy of 6% Promissory Note Due August 1, 2001. (3)

      10.4      Copy of 6% Promissory Note Due August 17, 2001. (2)

      10.5      Copy of 6% Promissory Note Due November 18, 2001. (4)

      10.6 Employment Agreement dated April 25, 2000 between NextNet.com and Larry Weinstein (5)

      10.7      Copy of 6% Promissory Note Due February 15, 2002. (7)

      10.8      Copy of 6% Promissory Note Due March 9, 2002. (7)

      10.9      Copy of 6% Promissory Note Due March 20, 2002. (7)

      10.10     Copy of 6% Promissory Note Due April 9, 2002. (7)

      10.11     Form of Strategic Alliance Agreement dated May 18, 2000. (6)

      10.12     Agreement   dated  June  8,  2000   between   the   Company  and
                Superwire.com, Inc. (7)

      10.13 Agreement dated July 21, 2000 between the Company and ComLinx, Inc. (7)

      10.14 Agreement dated July 22, 2000 between ArcusNet Corporation and Cydoor Technologies, Inc. (7)

      10.15     Copy of 6% Promissory Note due April 11, 2002

      10.16     Copy of 6% Promissory Note Due April 30, 2002

      10.17     Copy of 6% Promissory Note due May 4, 2002

      10.18     Copy of 6% Promissory Note Due May 29, 2002

      10.19     Copy of 6% Promissory Note due June 12, 2002

      10.20     Copy of 6% Promissory Note due June 13, 2002

      10.21     Copy of 6% Promissory Note Due June 15, 2002

      10.22     Copy of 6% Promissory Note Due July 30, 2002

      10.23     Copy of 6% Promissory Note Due July 30, 2002

      21        Subsidiaries of the Company

      27        Financial Data Schedule
        _____________

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

      (7) Filed as an exhibit to the Company's Form 10-KSB filed July 31, 2000 and incorporated herein by this reference.


       (b)  Reports on Form 8-K.

            A Form 8-K was filed on May 8, 2000 disclosing in Item 2 the acquisition of Next Net, Inc.

            A Form 8-K was filed on June 14, 2000 disclosing in Item 2 a Strategic Alliance Agreement with INFe.com

            A Form 8-K/A was filed on June 14, 2000 disclosing in Item 7 an exhibit (proforma balance sheet) in regard to the Strategic Alliance Agreement with INFe.com.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: September 15, 2000


ARCHER SYSTEMS LIMITED, INC.


By:/s/Richard J. Margulies
   -----------------------
      Richard J. Margulies
      President


By:/s/Walter J. Krzanowski
   -----------------------
      Walter J. Krzanowski
      Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit No     Description                                                 Page

10.15          Copy of 6% Promissory Note due April 11, 2002.................2

10.16          Copy of 6% Promissory Note Due April 30, 2002.................3

10.17          Copy of 6% Promissory Note due May 4, 2002....................4

10.18          Copy of 6% Promissory Note Due May 29, 2002...................5

10.19          Copy of 6% Promissory Note due June 12, 2002..................6

10.20          Copy of 6% Promissory Note due June 13, 2002..................7

10.21          Copy of 6% Promissory Note Due June 15, 2002..................8

10.22          Copy of 6% Promissory Note Due July 30, 2002..................9

10.23          Copy of 6% Promissory Note Due July 30, 2002.................10

21             Subsidiaries of the Company..................................11