Form 10QSB
period 2000-10-31
ARCHER SYSTEMS LTD INC
filed 2000-12-15
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended October 31, 2000

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


         As of December 14, 2000, 528,155,082 shares of the Common Stock were outstanding.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index

                                October 31, 2000

                                     PART I

                                                                                                        Page
                                                                                                        Number
Item 1.       Financial Statements (Unaudited):

              Balance Sheet at October 31, 2000............................................................3

              Statements of Operations and Accumulated Deficit for the quarter ended October 31, 2000 and October 31, 1999 and cumulative since inception to October 31, 2000..........................................................4

              Statements of Operations and Accumulated Deficit for the six
              months ended October 31, 2000 and October 31, 1999 and cumulative since inception to October 31, 2000..........................................................5

              Statements of Cash Flows for the six months ended October 31, 2000 and October 31, 1999 and cumulative since inception to October 31, 2000......................6

              Notes to Financial Statements................................................................8


Item 2.       Management's Discussion and Analysis or Plan of Operations..................................12

                                                                PART II

Item 1.       Legal Proceedings...........................................................................14

Item 2.       Changes in Securities.......................................................................14

Item 3.       Defaults Upon Senior Securities.............................................................14

Item 4.       Submission of Matters to a Vote of Security Holders.........................................14

Item 5.       Other Information...........................................................................15

Item 6.       Exhibits and Reports on Form 8-K............................................................15

Signatures    ............................................................................................19

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                October 31, 2000
                                   (Unaudited)

                                     ASSETS
                                                               October 31, 2000
Current Assets:

     Cash....................................................... $     50,661
     Notes Receivable...........................................       19,000
     Accounts Receivable........................................        1,030
                                                                 --------------
         Total Current Assets...................................       70,691

     Other Assets:
         Deposits...............................................       16,000
         Investments - Long term................................       11,500
                                                                 --------------
         Total Other Assets.....................................       27,500

     Total Assets............................................... $     98,191
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accrued Liabilities.........................................$      4,703
     Accounts Payable............................................      36,986
     Deferred Revenues...........................................       2,876
                                                                 --------------
         Total Current Liabilities...............................      44,565

Long-term Liabilities:
     Long-term Debt/Due to Related Parties.......................     177,476
                                                                 --------------
         Total Long-term Debt....................................     177,476

Stockholders' Deficit:
      Common stock, $.0001 par value; 600,000,000 shares
       authorized; 528,155,082 shares issued.....................         767
      Paid in Capital............................................     319,796
      Deficit Accumulated During the Development Stage...........    (444,413)
                                                                 --------------
           Total Stockholders' Equity............................    (123,850)

Total Liabilities & Stockholders' Deficit........................$     98,191
                                                                 ==============


                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                     Three Months            Three Months
                                                        Ended                   Ended                    Cumulative
                                                     October 31, 2000        October 31, 1999               From
                                                       (Unaudited)             (Unaudited)               Inception
                                                     ----------------        ----------------            -----------
Revenues

    Revenue During Development Stage.................$            0          $            0              $       0
    Revenues - Consulting............................         4,312                       0                  8,624
                                                     ----------------        ----------------            -----------
          Total Revenues.............................         4,312                       0                  8,624

Expenses

     Fair Value of Rent and Administration
       Donated by Related Party......................         1,800                   1,800                 10,200

     General and Administrative Expenses.............       210,849                   5,867                438,958

     Interest Expense................................         1,860                     281                  4,079

        Total Expenses...............................       214,509                   7,948                453,237
                                                     ----------------        ----------------            -----------
Net Loss During Reactivation from Dormancy                 (210,197)                 (7,948)              (444,613)

Extraordinary Item
Sale of Operating Name
Computer Technology International, Inc...............             0                       0                    200
                                                     ----------------        ----------------            -----------
Net Loss After Extraordinary Item....................      (210,197)                 (7,948)              (444,413)

Accumulated Deficit - Beginning......................      (234,216)                (29,789)                     0
                                                     ----------------        ----------------            -----------
Accumulated Deficit - Ending.........................$     (444,413)         $      (37,737)             $(444,413)
                                                     ================        ================            ===========
Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 528,155,082 and
  520,496,750, respectively..........................$      (.00050)            $  (.000015)             $(.00050)
                                                     ================        ================            ===========



                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                     Six Months              Six Months
                                                        Ended                   Ended                    Cumulative
                                                     October 31, 2000        October 31, 1999               From
                                                       (Unaudited)             (Unaudited)               Inception
                                                     ----------------        ----------------            -----------
Revenues

    Revenue During Development Stage.................$            0          $            0              $       0
    Revenues - Consulting............................         8,624                       0                  8,624
                                                     ----------------        ----------------            -----------
          Total Revenues.............................         8,624                       0                  8,624

Expenses

     Fair Value of Rent and Administration
       Donated by Related Party......................         3,600                   3,000                 10,200

     General and Administrative Expenses.............       268,443                  14,656                438,958

     Interest Expense................................         2,993                     281                  4,079
                                                     ----------------        ----------------            -----------
        Total Expenses...............................       275,036                  17,937                453,237

Net Loss During Reactivation from Dormancy                 (266,412)                (17,937)              (444,613)

Extraordinary Item
Sale of Operating Name
Computer Technology International, Inc...............             0                       0                    200
                                                     ----------------        ----------------            -----------
Net Loss After Extraordinary Item....................      (266,412)                (17,937)              (444,413)

Accumulated Deficit - Beginning......................      (178,001)                (19,800)                     0
                                                     ----------------        ----------------            -----------
Accumulated Deficit - Ending.........................$     (444,413)         $      (37,737)             $(444,413)
                                                     ================        ================            ===========
Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 528,155,082) and
  520,496,750, respectively..........................$      (.00050)         $     (.000034)             $ (.00050)
                                                     ================        ================            ===========



                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                     Six Months              Six Months
                                                        Ended                   Ended                    Cumulative
                                                     October 31, 2000        October 31, 1999               From
                                                       (Unaudited)             (Unaudited)               Inception
                                                     ----------------        ----------------            -----------
Cash Flows From Operations:

Net Loss After Extraordinary Item....................$     (266,412)         $      (17,937)              (444,413)

Adjustments to Reconcile Net Increase to
  Net Cash Provided by Operations

Increase in Current Assets...........................       (19,000)                  3,010                (20,030)

Increase in Other Assets.............................       133,500                       -                (27,500)

Increase in Current Liabilities......................         4,729                   2,009                 44,565
                                                     ----------------        ----------------            -----------
Net Cash Used in Operations..........................       119,229                  (5,019)                (2,965)
                                                     ----------------        ----------------            -----------
                                                           (147,183)                (22,956)              (447,378)
                                                     ----------------        ----------------            -----------
Cash Flows from Financing Activities:

Issuance of Common Stock.............................        70,625                       -                320,563

Proceeds from Long-term Borrowings...................       126,493                  23,000                177,476
                                                     ----------------        ----------------            -----------

Net Cash Provided by Financing Activities                   197,118                  23,000                498,039

Net Increase (Decrease) in Cash......................        49,935                      44                 50,661

Cash Balance Beginning of Period.....................           726                       0                      0
                                                     ----------------        ----------------            -----------
Cash Balance End of Period...........................$       50,661          $           44              $  50,661
                                                     ================        ================            ===========


                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                     Six Months              Six Months
                                                       Ended                   Ended                     Cumulative
                                                     October 31, 2000        October 31, 1999               From
                                                       (Unaudited)             (Unaudited)               Inception
                                                     ----------------        ----------------            -----------
Supplemental Disclosure of Cash Flow
   Information:

     Cash paid for Interest during Period............$        2,993          $          281              $   4,079
     Cash paid for Income Taxes......................$          260          $            0              $     260

Supplemental Schedule of Non-Cash
   Financing Activities:

     Debt and Other Liabilities converted
       to Common Stock...............................$       20,625          $            0              $  97,188





                 See Accompanying Notes to Financial Statements.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2000
                                   (Unaudited)

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

     At the Annual Meeting of Shareholders, held on November 16, 2000, the shareholders approved an increase of the authorized shares from 600,000,000 to 900,000,000 shares.

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

     On October 24, 2000, the Company and INFe.com mutually agreed to terminate their Strategic Alliance Agreement. The 4,307,692 shares issued to INFe.com have been returned to the Company and canceled.

     On October 26, 2000,  the Company,  pursuant to a private  placement  under section 4(2) of the Securities Act of 1933, as amended, sold to two investors for gross proceeds of $25,000 each, 1,666,666 shares each of the Company's Common Stock.

Note 3 - Related Party Transactions

     A. Office Space: As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company by GRQ Financial, Inc. and no formal lease exists between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs were determined to be $600 per month. $1,800 was charged to rent expense during the quarter ended October 31, 2000, and $3,600 for the six months ended October 31, 2000.

     B. During the fiscal year ended April 30, 2000, the Company's president and stockholder and a stockholder advanced to the Company $22,191 and $27,172 respectively. These loans are represented by nine separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements. As of October 31, 2000, these shareholder loans are recorded at $22,865 and $27,998 respectively.

     C. During the quarter ended July 31, 2000, the Company' president and stockholder and two stockholder's advanced to the Company $15,673, $31,347 and $1,000 respectively. These loans are represented by five separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements. As of October 31, 2000, these shareholders loans are recorded at $15,910, $31,615 and $1,015, respectively.

     D. During the quarter ended October 31, 2000 the Company's president and stockholder and two stockholders advanced to the Company $43,500, $19,000 and $1,800 respectively. These loans are represented by five separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements.

Note 4 - Acquisitions and Commitments

     On April 17, 2000, Mr. L. Weinstein, the sole stockholder of NextNet.com, Inc., exchanged 2,000,000 shares of his company's stock for 2,000,000 of Archer Systems Limited and a five year employment agreement, which commenced on April 27, 2000. Mr. Weinstein was to serve as President and Chief Executive Officer of the subsidiary during the term of this agreement. During the fiscal year ended April 30, 2000, $155,000 was charged to a prepaid employment contract, in connection with this exchange of stock, and was to be expensed over the next five years. In the quarter ended July 31, 2000, $7,750 was charged to amortization expense.

     On October 25, 2000, the Company and Mr. L. Weinstein mutually agreed to terminate Weinstein's five-year employment contract with ArcusNet Corporation, formally known as NextNet.com, Inc. Mr. Weinstein has submitted his resignation as President and Chief Executive Officer of the subsidiary. During the quarter ended October 31, 2000, the balance of the prepaid employment contract totaling $147,250 was charged to consulting expense.

     On May 18, 2000 Archer Systems Limited, Inc. and INFe.com, a Florida Corporation whose common stock is traded on the OTC-BB, entered into a Strategic Alliance Agreement whereby they agreed to acquire an equity interest in each other's corporation, so that they may pursue common goals for their joint benefit. By the agreement, INFe.com agreed to grant to Archer 300,000 of INFe.com's common stock, par value of $.001 per share. In exchange for the INFe.com shares, Archer agreed to grant INFe.com 4,307,692 shares of the Company's common stock, par value $.001 per share.

     On October 24, 2000, the Company and INFe.com mutually agreed to terminate the Strategic Alliance Agreement entered into on May 18, 2000. The 300,000 shares of INFe.com's common stock was returned to INFe.com by the Company. The 4,307,692 shares of the Company's common stock was returned to Archer Systems Limited, Inc. and canceled.

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

Note 5 - Subsequent Events

     On October 6, 2000, the Company formed a Delaware corporation, General Acquisition, Inc. as a wholly owned subsidiary ("Subsidiary"), for the purpose of acquiring ComLinx, Inc. through a statutory merger in which the Subsidiary is the surviving corporation. The Subsidiary has 50,000,000 common shares, par value $.001, authorized and 5,000,000 common shares have been issued by the Subsidiary of the Company. A merger agreement between the subsidiary and ComLinx was entered into on November 8, 2000 and is subject to certain conditions before the merger becomes effective. The conditions have not been met as of the filing of this report. ComLinx is in the business of offering proprietary event marketing applications such as online user conferences, sales seminars, shareholder meetings, road shows, product launches, training sessions and virtual trade shows.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     From 1986 until May 18, 2000, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

     During the period from May 1, 1999 through October 31, 2000, the Company acquired NextNet.Com, Inc., whose name has been changed to ArcusNet Corporation and developed a strategic alliance with INFe.com, which has been subsequently terminated. Also, the Company has entered into a financial advisory services agreement with Superwire.com, Inc. and is in the process of acquiring ComLinx, Inc., an event marketing applications company. To date, the Company has had minimal income from operations and operating expenses aggregating $444,413. The Company is actively working to find additional suitable business opportunities and/or technologies. The Company continues to concentrate its efforts in the Internet and Technologies industries.

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

REVENUES

     Revenues for the quarter and six months ended October 31, 2000 totaled $4,312 and $8,324, respectively. These revenues were for consulting services provided during the periods. There were no revenues recorded in the prior period ending October 31, 1999.

RENT AND ADMINISTRATION

     As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company and no formal lease exists. The fair market value of donated rent and administrative costs assumed by the related party is $600 per month and the Company has accrued three months of expenditures totaling $1,800 for the quarter ending October 31, 2000 and $3,600 for the six months ending October 31, 2000. The rent expense for the six months ended October 31, 1999 amounted to $3,000.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and six months ended October 31, 2000 increased by $204,982 and $253,787 as compared with these expenses in the corresponding prior year periods. The increases were principally due to financial public relations costs and the charging of a prepaid employment contract to consulting services in the amount of $147,250.

INTEREST EXPENSE

     Interest expense for the quarter and six months ended October 31, 2000 increased by $1,579 and $2,712, respectively, as compared with interest expense for the corresponding prior year periods. The increases were principally due to borrowing during the six months period and debt previously incurred in the prior periods.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $50,661 as of October 31, 2000, as compared with a balance of $44 as of October 31, 1999. Cash flows from activities during the six months ended October 31, 2000 used cash of $147,183 due to the net loss of $266,412 adjusted for an increase in current assets of $19,000, a decrease in other assets of $133,500 and an increase in current liabilities of $4,729.

     The net cash provided by financing activities during the six months ended October 31, 2000, consisted of long-term borrowings totaling $126,493 and the issuance of common stock totaling $70,625. These proceeds funded operating activities during the six month period.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a)   The Annual Meeting of Shareholders was held on November 16, 2000.

    (b) Richard J. Margulies and Walter J. Krzanowski were elected as directors at the Annual Meeting.

    (c) The following proposals were voted upon at the meeting and the vote with respect to each matter was:

          (1) Election of directors

              NOMINEE                        FOR                     WITHHELD
              ---------------------------------------------------------------

              Richard J Margulies         324,808,825               1,081,315
              Walter J. Krzanowski        324,878,825               1,011,315

          (2) Resolution to approve Amendment of Articles of Incorporation to increase authorized shares of Common Stock from 600,000,000 to 900,000,000.

                          FOR:             320,723,609
                          AGAINST:           4,597,831
                          ABSTAIN:             568,700

    (d) There was no proxy contest, so there was no settlement between the Company and any participant.

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

     Number   Exhibit
     ------   -------

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

      10.11   Form of Strategic Alliance Agreement dated May 18, 2000. (6)

      10.12   Agreement   dated   June  8,  2000   between   the   Company   and
              Superwire.com, Inc. (7)

      10.13 Agreement dated July 21, 2000 between the Company and ComLinx, Inc. (7)

      10.14 Agreement dated July 22, 2000 between ArcusNet Corporation and Cydoor Technologies, Inc. (7)

      10.15   Copy of 6% Promissory Note Due April 11, 2002 (8)

      10.16   Copy of 6% Promissory Note Due April 30, 2002 (8)

      10.17   Copy of 6% Promissory Note Due May 4, 2002 (8)

      10.18   Copy of 6% Promissory Note Due May 29, 2002 (8)

      10.19   Copy of 6% Promissory Note Due June 12, 2002 (8)

      10.20   Copy of 6% Promissory Note Due June 13, 2002 (8)

      10.21   Copy of 6% Promissory Note Due June 15, 2002 (8)

      10.22   Copy of 6% Promissory Note Due July 30, 2002 (8)

      10.23   Copy of 6% Promissory Note Due July 30, 2002 (8)

      10.24   Copy of 6% Promissory Note Due August 17, 2002

      10.25   Copy of 6% Promissory Note Due September 21, 2002

      10.26   Copy of 6% Promissory Note Due October 19, 2002

      10.27   Copy of 6% Promissory Note Due October 22, 2002

      10.28   Copy of 6% Promissory Note Due October 29, 2002

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

      (8) Filed as an exhibit to the Company's Form 10QSB filed September 13, 2000 and incorporated herein by this reference.

              (b) Reports on Form 8-K.

              A Form 8-K was filed on May 8, 2000 disclosing in Item 2 the acquisition of Next Net, Inc.

              A Form 8-K was filed on June 14, 2000 disclosing in Item 2 a Strategic Alliance Agreement with INFe.com.

              A Form 8-K/A was filed on June 14, 2000 disclosing in Item 7 an exhibit (proforma balance sheet) in regard to the Strategic Alliance Agreement with INFe.com.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: December 15, 2000


ARCHER SYSTEMS LIMITED, INC.


By:/s/Richard J. Margulies
--------------------------
      Richard J. Margulies
      President


By:/s/Walter J. Krzanowski
--------------------------
      Walter J. Krzanowski
      Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit No     Description                                                 Page

10.24          Copy of 6% Promissory Note Due August 17, 2002................2

10.25          Copy of 6% Promissory Note Due September 21, 2002.............3

10.26          Copy of 6% Promissory Note Due October 19, 2002...............4

10.27          Copy of 6% Promissory Note Due October 22, 2002...............5

10.28          Copy of 6% Promissory Note Due October 29, 2002...............6

21             Subsidiaries of the Company.................................. 7