Form 10QSB
period 2001-01-31
ARCHER SYSTEMS LTD INC
filed 2001-03-20
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended January 31, 2001

                         Commission file number 0-26955


                          Archer Systems Limited, Inc.
           (Name of small business issuer as specified in its charter)


                 Delaware                            22-3652650
        -------------------------------------------------------------
        (State or other jurisdiction of          I.R.S. Employer
         incorporation or organization)          Identification No.)


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


 As of March 14, 2001, 535,655,082 shares of the Common Stock were outstanding.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                                Form 10-QSB Index

                                January 31, 2001

                                     PART I

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
Item 1.       Financial Statements (Unaudited):

              Balance Sheets at January 31, 2001 and January 31, 2000......................................3

              Statements of Operations and Accumulated Deficit for the quarter ended January 31, 2001 and January 31, 2000 and cumulative since inception to January 31, 2001..........................................................4

              Statements of Operations and Accumulated Deficit for the nine months ended January 31, 2001 and January 31, 2000 and cumulative since inception to January 31, 2001..........................................................5

              Statements of Cash Flows for the nine months ended January 31, 2001 and January 31, 2000 and cumulative since inception to January 31, 2001......................6

              Notes to Financial Statements................................................................8


Item 2.       Management's Discussion and Analysis or Plan of Operations..................................13

                                                                PART II

Item 1.       Legal Proceedings...........................................................................15

Item 2.       Changes in Securities.......................................................................15

Item 3.       Defaults Upon Senior Securities.............................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................15

Item 5.       Other Information...........................................................................16

Item 6.       Exhibits and Reports on Form 8-K............................................................16

Signatures    ............................................................................................20

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                January 31, 2001
                                   (Unaudited)

                                     ASSETS

                                                                    January 31, 2001               January 31, 2000
                                                                    ----------------               ----------------
Current Assets:
     Cash.........................................................  $        236                   $        149
     Notes Receivable.............................................        67,660                          1,410
                                                                    ----------------               ----------------
     Total Current Assets.........................................        67,896                          1,559
                                                                    ----------------               ----------------
Property, Plant & Equipment
     Leasehold Improvements:......................................         4,455                              0
                                                                    ----------------               ----------------
     Total Property, Plant & Equipment............................         4,455                              0
                                                                    ----------------               ----------------
Other Assets:
         Deposits.................................................        16,000                              0
         Investments - Long term..................................        11,500                              0
                                                                    ----------------               ----------------
         Total Other Assets.......................................        27,500                              0
                                                                    ----------------               ----------------
Total Assets......................................................  $     99,851                   $      1,559
                                                                    ================               ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accrued Liabilities..........................................  $      6,503                    $       661
     Accounts Payable.............................................        72,837                         21,746
                                                                    ----------------               ----------------
     Total Current Liabilities....................................        79,340                         22,407
                                                                    ----------------               ----------------
Long-term Liabilities:
     Long-term Debt/Due to Related Parties........................       163,120                         24,600
                                                                    ----------------               ----------------
     Total Long-term Debt.........................................       163,120                         24,600
                                                                    ----------------               ----------------
Stockholders' Deficit:
      Common stock, $.0001 par value; 900,000,000 shares
       authorized; 535,655,082 and 520,496,750 shares issued.1,951             0
      Paid in Capital.............................................       477,862                              0
      Deficit Accumulated During the Development Stage............      (622,422)                       (45,448)
                                                                    ----------------               ----------------
      Total Stockholder's Equity..................................      (142,609)                       (45,448)
                                                                    ----------------               ----------------
      Total Liabilities & Stockholder's Deficit...................  $     99,851                      $   1,559
                                                                    ================               ================

                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                     Three Months               Three Months
                                                        Ended                      Ended                    Cumulative
                                                     January 31, 2001           January 31, 2000               From
                                                       (Unaudited)                (Unaudited)               Inception
                                                     ----------------           ----------------         --------------
Revenues

     Revenue During Development Stage............... $          0               $          0             $          0
     Revenues - Consulting..........................        2,876                          0                   11,500
                                                     ----------------           ----------------         --------------
          Total Revenues............................        2,876                          0                   11,500
                                                     ----------------           ----------------         --------------
Expenses

     Fair Value of Rent and Administration
     Donated by Related Party.......................        1,800                      1,800                   12,000
     General and Administrative Expenses............       177,666                     5,531                  616,624
                                                     ----------------           ----------------         --------------
        Total Operating Expenses....................       179,466                     7,331                  628,624
                                                     ----------------           ----------------         --------------
Other Income & (Expense)
     Interest Income................................           631                         0                      631
     Interest Expense...............................        (2,049)                     (380)                  (6,128)
                                                     ----------------           ----------------         --------------
        Total Other Income & (Expense)..............        (1,418)                     (380)                  (5,497)
                                                     ----------------           ----------------         --------------
Net Loss During Reactivation from Dormancy..........      (178,008)                   (7,711)                (622,621)

Extraordinary Item
Sale of Operating Name
Computer Technology International, Inc..............             0                         0                      200
                                                     ----------------           ----------------         --------------
Net Loss After Extraordinary Item...................      (178,008)                   (7,711)                (622,421)
                                                     ----------------           ----------------         --------------
Accumulated Deficit - Beginning.....................      (444,413)                  (37,737)                       0
                                                     ----------------           ----------------         --------------
Accumulated Deficit - Ending........................ $    (622,421)             $    (45,448)            $   (622,421)
                                                     ================           ================         ==============
Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 535,655,082 and
  520,496,750, respectively......................... $     (.00033)             $    (.00002)            $    (.00116)
                                                     ================           ================         ==============

                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                     Nine Months                Nine Months
                                                        Ended                       Ended                   Cumulative
                                                     January 31, 2001           January 31, 2000               From
                                                       (Unaudited)                (Unaudited)               Inception
                                                     ----------------           ----------------         --------------
Revenues

    Revenue During Development Stage................ $           0              $          0             $          0
    Revenues - Consulting...........................        11,500                         0                   11,500
                                                     ----------------           ----------------         --------------
          Total Revenues............................        11,500                         0                   11,500
                                                     ----------------           ----------------         --------------
Expenses

     Fair Value of Rent and Administration
     Donated by Related Party.......................         5,400                     4,800                   12,000
     General and Administrative Expenses............       446,109                    20,187                  616,624
                                                     ----------------           ----------------         --------------
        Total Operating Expenses....................       451,509                    24,987                  628,624
                                                     ----------------           ----------------         --------------
Other Income & (Expense)

     Interest Income................................           631                         0                      631
     Interest Expense ..............................        (5,042)                     (661)                  (6,128)
                                                     ----------------           ----------------         --------------
         Total Other Income & (Expense).............        (4,411)                     (661)                  (5,497)
                                                     ----------------           ----------------         --------------
Net Loss During Reactivation from Dormancy                (444,420)                  (25,648)                (622,621)

Extraordinary Item
Sale of Operating Name
Computer Technology International, Inc..............             0                         0                      200
                                                     ----------------           ----------------         --------------
Net Loss After Extraordinary Item...................      (444,420)                  (25,648)                (622,421)
                                                     ----------------           ----------------         --------------
Accumulated Deficit - Beginning.....................      (178,001)                  (19,800)                       0
                                                     ----------------           ----------------         --------------
Accumulated Deficit - Ending........................ $    (622,421)             $    (45,448)            $   (622,421)
                                                     ================           ================         ==============
Net Loss Per Share Before and After
  Extraordinary Item (Based on Shares
  Outstanding of 535,655,082) and
  520,496,750, respectively......................... $     (.00084)             $    (.00005)            $    (.00116)
                                                     ================           ================         ==============

                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                     Nine Months                Nine Months
                                                        Ended                      Ended                    Cumulative
                                                     January 31, 2001           January 31, 2000               From
                                                       (Unaudited)                (Unaudited)               Inception
                                                     ----------------           ----------------         --------------
Cash Flows From Operations:

Net Loss After Extraordinary Item................... $    (444,420)             $    (25,648)            $   (622,421)

Adjustments to Reconcile Net Increase to
  Net Cash Provided by Operations

Increase in Current Assets..........................       (66,631)                    1,210                  (67,661)

Increase in Other Assets............................       133,500                         -                  (27,500)

Increase in Current Liabilities.....................        39,504                    (2,407)                  79,340
                                                     ----------------           ----------------         --------------
Net Cash Used in Operations.........................       106,373                     1,197                  (15,821)
                                                     ----------------           ----------------         --------------
                                                          (338,047)                  (24,451)                (638,242)
                                                     ----------------           ----------------         --------------
Cash Flows from Investing Activities:

Leasehold Improvements..............................        (4,455)                        -                   (4,455)
                                                     ----------------           ----------------         --------------
                                                            (4,455)                        -                   (4,455)
                                                     ----------------           ----------------         --------------
Cash Flows from Financing Activities:

Issuance of Common Stock............................       229,875                         -                  479,813

Proceeds from Long-term Borrowings..................       112,137                    24,600                  163,120
                                                     ----------------           ----------------         --------------

Net Cash Provided by Financing Activities                  342,012                    24,600                  642,933
                                                     ----------------           ----------------         --------------
Net Increase (Decrease) in Cash.....................          (490)                      149                      236

Cash Balance Beginning of Period....................           726                         0                        0
                                                     ----------------           ----------------         --------------
Cash Balance End of Period.......................... $         236              $        149             $        236
                                                     ================           ================         ==============


                 See Accompanying Notes to Financial Statements.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                     Nine Months                Nine Months
                                                        Ended                      Ended                    Cumulative
                                                     January 31, 2001           January 31, 2000               From
                                                       (Unaudited)                (Unaudited)               Inception
                                                     ----------------           ----------------         --------------
Supplemental Disclosure of Cash Flow
   Information:

     Cash paid for Interest during Period........... $       5,042              $        661             $      6,128
     Cash paid for Income Taxes..................... $         260              $          0             $        260

Supplemental Schedule of non-cash
   Financing Activities:

     Debt and Other Liabilities converted
       to Common Stock.............................. $     114,875              $          0             $    191,438







                 See Accompanying Notes to Financial Statements.

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)

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

Note 2 - Notes Receivable

     Notes receivable consists of five (5) interest earning demand promissory notes due from ComLinx, Inc. totaling $66,000. The interest rate on these notes is 5.35% per annum. The following is a schedule of the notes:

                  Date                               Amount
                  --------------------------------------------
                  October 26, 2000                    $  2,000
                  October 26, 2000                      17,000
                  November 10, 2000                     20,000
                  November 22, 2000                     17,000
                  December 26, 2000                     10,000
                  --------------------------------------------
                                                       $66,000

     Interest income in the amount of $631 for the quarter ending January, 31, 2001 has been recorded on the accompanying financial statements.

Note 3 - Stockholders Equity

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

     On January 2, 2001, the Company issued to an officer of the Company, 5,000,000 shares of the Company's common stock for services rendered.

     On January 3, 2001, the Company issued to an officer of the Company, 2,500,000 shares of the Company's common stock for services rendered.

Note 4 - Related Party Transactions

     A. Office Space: As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company by GRQ Financial, Inc. and no formal lease exists between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs were determined to be $600 per month. $1,800 was charged to rent expense during the quarter ended January 31, 2001, and $5,400 for the nine months ended January 31, 2001.

     B. During the fiscal year ended April 30, 2000, the Company's president and stockholder and a stockholder advanced to the Company $22,191 and $27,172 respectively. These loans are represented by nine separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements. In November, 2000, the loan advanced by the president of the Company in the amount of $22,865 was paid down. As of January 31, 2001, the remaining shareholder loan was recorded at $28,420.

     C. During the quarter ended July 31, 2000, the Company' president and stockholder and two stockholder's advanced to the Company $15,673, $31,347 and $1,000 respectively. These loans are represented by five separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements. In November, 2000, the loan advanced by the president of the Company in the amount of $15,910 was paid down. As of January 31, 2001, the remaining shareholder loans were recorded at $32,081 and $1,030, respectively.

     D. During the quarter ended October 31, 2000 the Company's president and stockholder and two stockholders advanced to the Company $43,500, $19,000 and $1,800 respectively. These loans are represented by five separate notes, are unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the accompanying financial statements. In November, 2000, the load advanced by the president of the Company in the amount of $43,500 was paid down by $7,075 leaving a balance of $33,125. As of January 31, 2001, these shareholders loans were recorded at $37,213, $19,286 and $1,830 respectively.

     E. During the quarter ended January 31, 2000, the Company's president and stockholder and two stockholders advanced to the Company $2,000, $17,445 and $10,000 respectively. These loans are represented by four separate notes, are unsecured and carry annual interest rate of 6%. Accordingly, these shareholder load are recorded as long-term debt due to related parties in the accompanying financial statements.


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

     On October 6, 2000, the Company formed a Delaware corporation, General Acquisition, Inc. as a wholly owned subsidiary ("Subsidiary"), for the purpose of acquiring ComLinx, Inc. through a statutory merger in which the Subsidiary is the surviving corporation. The Subsidiary has 50,000,000 common shares, par value $.001, authorized and 5,000,000 common shares have been issued by the Subsidiary of the Company. A merger agreement between the subsidiary and ComLinx was entered into on November 8, 2000 and is subject to certain conditions before the merger becomes effective. The conditions were not met and the company elected, on January 11,2001, to terminate the agreement. During the course of the Company's efforts to complete the transaction, the Company advanced ComLinx, Inc. $66,000 and these amounts are recorded as notes receivable in the accompanying financial statements. On February 16, 2001, these notes were cancelled in settlement of all disputes and obligations that have existed between the Company and ComLinx, Inc.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     From 1986 until January 31, 2001, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

     During the period from May 1, 1999 through January 31, 2001, the Company acquired NextNet.Com, Inc., whose name has been changed to ArcusNet Corporation and developed a strategic alliance with INFe.com, which has been subsequently terminated. Also, the Company has entered into a financial advisory services agreement with Superwire.com, Inc. and entered into the process of acquiring ComLinx, Inc., an event marketing applications company. On January 11, 2001, the Company elected to terminate the transaction with ComLinx, Inc. To date, the Company has had minimal income from operations and operating expenses aggregating $634,121. The Company is actively working to find additional suitable business opportunities and/or technologies. The Company continues to concentrate its efforts in the Internet and Technologies industries.

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

REVENUES

     Revenues for the quarter and nine months ended January 31, 2001 totaled $2,876 and $11,500, respectively. These revenues were for consulting services provided during the periods. There were no revenues recorded in the prior period ending January 31, 2000.

RENT AND ADMINISTRATION

     As of June 1, 1999, the Company shares office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, President of the Company. No rent is presently charged to the Company and no formal lease exists. The fair market value of donated rent and administrative costs assumed by the related party is $600 per month and the Company has accrued three months of expenditures totaling $1,800 for the quarter ending January 31, 2001 and $5,400 for the nine months ending January 31, 2001. The rent expense for the nine months ended January 31, 2000 amounted to $4,800.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter and nine months ended January 31, 2001 increased by $172,135 and $425,922 as compared with these expenses in the corresponding prior year periods. The increases were principally due to professional fees ($96,262), financial public relations costs ($57,676), stock fees and annual meeting expenses ($47,345) and the charging of a prepaid employment contract to consulting services in the amount of $147,250.

INTEREST INCOME

     Interest income for the quarter and nine months ending January 31, 2000 totaled $631. The interest income was the result of monies advanced to a potential acquisition during the current quarter as recorded with promissory notes with an interest rate of 5.35%.

INTEREST EXPENSE

     Interest expense for the quarter and nine months ended January 31, 2001 increased by $1,669 and $4,381 respectively, as compared with interest expense for the corresponding prior year periods. The increases were principally due to borrowing during the nine months period and debt previously incurred in the prior periods.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $236 as of January 31, 2001, as compared with a balance of $149 as of January 31, 2000. Cash flows from activities during the six months ended January 31, 2001 used cash of $308,047 due to the net loss of $444,420 adjusted for an increase in current assets of $66,631, a decrease in other assets of $133,500 and an increase in current liabilities of $39,504.

     The net cash used from investing activities during the nine months ended January 31, 2001 was $4,455 for leasehold improvements.

     The net cash provided by financing activities during the nine months ended January 31, 2001, consisted of long-term borrowings totaling $112,137 and the issuance of common stock totaling $229,875. These proceeds funded operating activities during the nine month period.

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

Item 5.  Other Information.

         On January 2, 2001, Peter Rona was appointed Chief Executive Officer of the Company by the Board of Directors.

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

  Number   Exhibit
  ------   ----------------------------------------------------------

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

   10.20   Copy of 6% Promissory Note Due June 13, 2002 (8)

   10.21   Copy of 6% Promissory Note Due June 15, 2002 (8)

   10.22   Copy of 6% Promissory Note Due July 30, 2002 (8)

   10.23   Copy of 6% Promissory Note Due July 30, 2002 (8)

   10.24   Copy of 6% Promissory Note Due August 17, 2002 (9)

   10.25   Copy of 6% Promissory Note Due September 21, 2002 (9)

   10.26   Copy of 6% Promissory Note Due October 19, 2002 (9)

   10.27   Copy of 6% Promissory Note Due October 22, 2002 (9)

   10.28   Copy of 6% Promissory Note Due October 29, 2002 (9)

   10.29 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated October 26, 2000.

   10.30 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated October 26, 2000.

   10.31 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated November 10, 2000.

   10.32 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated November 22, 2000.

   10.33 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated December 26, 2000.

   10.34   Copy of 6% Note Due January 30, 2003

   10.35   Copy of 6% Note Due January 30, 2003

   21      Subsidiaries of the Company

   ---     --------------------------------------------------------------------

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

   (9) Filed as an exhibit to the Company's Form 10QSB filed December 15, 2000 and is incorporated herein by this reference.


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



Dated: March 20, 2000


ARCHER SYSTEMS LIMITED, INC.


By:/s/ Richard J. Margulies
---------------------------
       Richard J. Margulies
       President


By:/s/ Walter J. Krzanowski
---------------------------
       Walter J. Krzanowski
       Secretary/Treasurer/CFO

                                 EXHIBIT INDEX

Exhibit No     Description                                                 Page

10.29          Copy of 5.35% Demand Promissory Note Due from Comlinx,
               Inc. dated October 26, 2000...................................2

10.30          Copy of 5.35% Demand Promissory Note Due from Comlinx,
               Inc. dated October 26, 2000...................................3

10.31          Copy of 5.35% Demand Promissory Note Due from Comlinx,
               Inc. dated November 10, 2000..................................4

10.32          Copy of 5.35% Demand Promissory Note Due from Comlinx,
               Inc. dated November 22, 2000..................................5

10.33          Copy of 5.35% Demand Promissory Note Due from Comlinx,
               Inc. dated December 26, 2000..................................6

10.34          Copy of 6% Promissory Note Due January 30, 2003...............7

10.35          Copy of 6% Promissory Note Due January 30, 2003...............8

21             Subsidiaries of the Company.................................. 9