Form 10KSB
period 2001-04-30
ARCHER SYSTEMS LTD INC
filed 2002-02-07
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

       [X} Annual Report pursuant to Section 13 OR 15(d) of the Securities
            Exchange Act of 1934 for the Fiscal year ended APRIL 30,
                                     2001.
                         Commission file number 0-26955

                          ARCHER SYSTEMS LIMITED, INC.
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                             22-3652650
           --------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                   119 HARRISON AVE, ROSELAND, NJ                  07068
                   ------------------------------                  -----
              (Address of principal executive offices)          (Zip Code)

                                 (973) 226-2330
                         (Registrants telephone number)

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

                           Yes ____ No __X___


     The registrant's revenues for its most recent fiscal year were; $0.00.

     The number of shares outstanding of the registrant's class of common stock on December 31, 2001 was 894,988,414 shares.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,653,000 as of December 31, 2001.

                          ARCHER SYSTEMS LIMITED, INC.
                                   FORM 10-KSB
                    For the fiscal year ended April 30, 2001

                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I

Item 1.       Description of Business                                         3

Item 2.       Description of Properties                                       6

Item 3.       Legal Proceeding                                                6

Item 4.       Submission of Matters to a Vote of Security Holders             6

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters        7

Item 6.       Management's Discussion and Analysis or Plan of Operations      8

Item 7.       Financial Statements                                            10

Item 8.       Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure                            10

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;   10
                  Compliance with Section 16(a) of the Exchange Act

Item 10       Executive Compensation                                          12

Item 11.      Security Ownership of Certain Beneficial Owners and Management  12

Item 12.      Certain Relationships and Related Transactions                  14

Item 13.      Exhibits and Reports on Form 8-K                                14

Signatures                                                                    20

Index to Financial Statements                                                F-1

                                     PART I.


ITEM 1.      DESCRIPTION OF BUSINESS

BACKGROUND AND HISTORY

     Archer Systems Limited, Inc., (the "Company") was established by Archer Limited, a foreign corporation based in London, England; and was incorporated under the laws of the State of Delaware on March 19, 1986.

     The Company was organized for the purpose of acquiring the name and all the outstanding common stock of Computer Technology International, Inc., ("CTI") a publicly traded computer related technology company through an exchange of stock. One share of the Company was exchanged for each share of CTI. CTI was not merged into the Company and remained a wholly owned subsidiary. The intended business purpose of the transaction with CTI, the entering into the retail computer sales market with a publicly recognized name, was never realized because of then current market conditions. The Company, shortly after its acquisition of CTI abandoned all plans to actively engage in business and remained dormant until December of 1998 when a new Board of Directors was elected and new officers were appointed.

     CTI in 1985, prior to its acquisition by the Company, had only one asset. That asset was its wholly owned subsidiary Micro Merchants Inc. ("MM") that CTI acquired on November 15, 1982. CTI had been formed for the purpose of acquiring MM. MM originally consisted of one retail computer store and later expanded into a chain of such stores. In 1985, due to a series of business reversals and the intense competition in the personal computer retail business, CTI decided to liquidate MM in a state insolvency proceeding, i.e. via an assignment for the benefit of creditors filed in Bergen County, New Jersey on September 25, 1985. The liquidation of MM was completed in November of 1985. As a result of the liquidation, CTI's sole assets in 1985 consisted of MM, an inactive corporation whose assets were liquidated, CTI's name and a large shareholder base consisting of approximately 3,000 shareholders.

     There was no activity in the Company subsequent to the purchase of CTI until all the common shares of CTI owned by the Company were sold to an individual on December 14, 1998.

     The Company intended to develop and/or operate Internet and technology related companies through majority owned subsidiaries and expansion of its investment in other Internet companies through venture capital arrangements. If successful in such an acquisition program, the number of employees would have increased in proportion to the companies acquired. However, this objective was also never realized.

     Therefore at April 30, 2001, the Company was a development stage company as defined in the Statement of Financial Accounting Standards ("FASB") No. 7.

     On April 17, 2000, Mr. L. Weinstein, the sole stockholder of NextNet.com, Inc., exchanged 2,000,000 shares of his company's stock for 2,000,000 shares of Archer Systems Limited, Inc. common stock and a five-year employment agreement, which commenced on April 27, 2000. The name of the company was changed to ArcusNet Corporation. Mr. Weinstein was to serve as President and Chief Executive Officer of the subsidiary during the term of this agreement. During the fiscal year ended April 30, 2000, $155,000 was charged to prepaid employment contract in connection with this exchange of stock, and was to be expensed over the next five years. In the quarter ended July 31, 2000, $7,750 was charged to amortization expense.

    On October 25, 2000, the Company and Mr. L. Weinstein mutually agreed to terminate his agreement. During the quarter ended October 31, 2000, the balance of the prepaid employment contract totaling $147,250 was charged to consulting expense.

    On May 18, 2000 Archer Systems Limited, Inc. and INFe.com, a Florida Corporation whose common stock is traded on the OTC-BB, entered into a Strategic Alliance Agreement whereby each agreed to acquire an equity interest in the other's corporation, in order to pursue common goals. INFe.com agreed to issue Archer 300,000 of INFe.com's common stock, par value $0.001 per share. In exchange for the INFe.com shares, Archer agreed to issue to INFe.com 4,307,692 shares of the Company's common stock, par value $0.0001 per share.

    On October 24, 2000, the Company and INFe.com mutually agreed to terminate the Strategic Alliance Agreement entered into on May 18, 2000. The 300,000 shares of INFe.com's common stock were returned to INFe.com and the 4,307,692 shares of the Company's common stock were returned and canceled.

    On June 8, 2000, the Company entered into a financial advisory service agreement with Superwire.com, Inc. ("Superwire"), a publicly traded company on the OTC Pink Sheets. The Company was to assist Superwire in developing strategic alliances by providing advisory services. The term of this agreement was from the date above through December 31, 2000. The Company received in the form of a retainer, 25,000 shares of Superwire common stock, par value $.001 per share. The Superwire shares were subject to Rule 144 of the Securities and Exchange Act of 1933, as amended. The value of the shares was $0.159 per share recorded in the accompanying financial statements at $3,975. On June 11, 2001, the shares were transferred to Richard Margulies, the President of the Company, to be applied against money due for payment of rent of the corporate office of Archer.

     On October 6, 2000, the Company formed a Delaware corporation, General Acquisition, Inc., as a wholly owned subsidiary ("Subsidiary"), for the purpose of acquiring ComLinx, Inc. through a statutory merger in which the Subsidiary would be the surviving corporation. A merger agreement between the subsidiary and ComLinx was entered into on November 8, 2000, and was subject to certain conditions before it became effective. The conditions were not met and the company elected, on January 11, 2001, to terminate the agreement. During the course of the Company's efforts to complete the transaction, the Company advanced ComLinx, Inc., $66,000 and these amounts were recorded as notes receivable in the Company's financial statements. On February 16, 2001, these notes were cancelled in settlement of all disputes and obligations that existed between the Company and ComLinx, Inc.

CURRENT OPERATIONS

   In August 2001, the Company acquired all the outstanding shares of common stock of Ocumed Group, Inc. ("Ocumed"), a New Jersey Corporation, in exchange for shares of Archer Common Stock and Subordinated Income Debentures (the "Exchange"). The Exchange was accomplished pursuant to the terms of an Agreement dated August 6, 2001 (the "Agreement"), by and among Archer and Ocumed and Crossgates Limited Partners, STMI Investments, Inc. and Ocumed, Inc., hereinafter referred to as ("Ocumed Shareholders"). The terms of the Purchase Agreement reflected the arm's-length negotiations among the parties.

   Ocumed produces and sells a broad range of ophthalmic products for both the prescription ("Rx") and over-the-counter (OTC) pharmaceutical markets. These products support lens care and eye care as well as diagnostic, surgical and therapeutic ophthalmic applications.

   Ocumed recorded sales of $5.6 million as reported in its 2000 year-end audited statements, reflecting an increase over previous year's results of $4.5 million in sales.

   Ocumed markets and distributes its branded product lines nationally through major drug chains, wholesalers, hospitals, surgi-centers and related buying groups as well as internationally to selective markets. Ocumed's products are focused on a group of patented and proprietary drug delivery systems for applications in surgery, diagnostics, therapy, and lens care in the ophthalmic field. These product lines include; OPHTHA-DOSE P.F.(TM) a preservative free unit of use dispenser for eye drops, OCUREST(TM), a patented multi-dose dispenser for prescription (Rx) and over-the-counter (OTC) ophthalmic applications, and MINI-MED(TM), a controlled dispenser system for delivering highly accurate quantities of drugs.

SUPPLIERS AND CUSTOMERS - Materials and components for Ocumed's products are readily available and are purchased from a wide variety of suppliers; the loss of any one suppler would not adversely affect the company's business to a significant extent. No material part of the company's business, taken as a whole, is dependent upon a single or a few customers.

 PATENTS, TRADEMARKS AND LICENSES - While, in the aggregate, the Company's patents and licenses are of importance to its businesses as a whole, no individual patent, license or group of patent licenses relating to any particular product or process is material to any of the Company's operating objectives. The company pursues technology development and acquisition as a means to enhance its competitive position in its business activities.

SEASONALITY AND WORKING CAPITAL - The nature of the products sold by Ocumed is not significantly impacted by seasonality issues. In general, the working capital requirements in each of the company's segments are typical of those businesses.

COMPETITION AND MARKETS - Products are marketed throughout the U.S. The market for the products is highly competitive in the U.S. and some of its competitors are better capitalized and have greater resources. The company competes on the basis of product performance, quality, technology, price, service, warranty and reliability, with strong emphasis on service.

GOVERNMENT REGULATION - Ocumed's products are subject to regulation by governmental authorities in the United States and other markets. These authorities, including the Food and Drug Administration (FDA) in the United States, generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant amounts of time and money must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the Untied States and in other markets, has historically been subject to change.

ENVIRONMENT - Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2000 and are not anticipated to be material for 2001 or 2002.

EMPLOYEES - As of April 30, 2001, the Company and subsidiaries employed two persons, both of whom were officers of the Company. After the acquisition of Ocumed in August 2001, the number of employees increased to approximately 75.


ITEM 2.  DESCRIPTION OF PROPERTIES

     Ocumed's manufacturing and distribution facilities includes approximately 35,000 sq. ft. of sterile manufacturing and laboratory operations in Roseland, NJ and Sarasota, Fl., together with 10,000 sq. ft. of warehousing and administrative offices including decentralized packaging and distribution facilities located throughout the United States and Canada.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on November 16, 2000.

(b) Richard J. Margulies and W alter J. Krzanowski were elected as directors at the Annual Meeting.

(c) The following proposals were voted upon at the meeting and the vote with respect to each matter was:

(1)      Election of directors


         NOMINEE                    FOR                      WITHHELD
         -------                    ---                      --------


         Richard J. Margulies               324,808,825             1,081,315
         Walter J. Krzanowski               324,878,825             1,011,315

(2) Resolution to approve Amendment of Articles of Incorporation to increase authorized shares of Common Stock from 600,000,000 shares to 900,000,000 shares.

                                    FOR:             320,723,609
                                    AGAINST:           4,597,831
                                    ABSTAIN:             568,700

(d) There was no proxy contest; therefore there was no settlement between the Company and any participant.

                                    PART II.

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


MARKET INFORMATION

         The Company's common stock is traded on the OTC Pink Sheets maintained by the National Association of Securities Dealers under the trading symbol "ARYN." There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

         The following table shows the quarterly quotes of high and low prices for the Company's common stock on the OTC Bulletin Board during fiscal year 2001 and 2000.


FISCAL 2001

QUARTER ENDED:                      HIGH                  LOW
------------------------------------------------------------------

July 31, 2000                       $0.078               $0.032
October 31, 2000                    $0.051               $0.015
January 31, 2001                    $0.029               $0.011
April 30, 2001                      $0.011               $0.004

FISCAL 2000

QUARTER ENDED:                      HIGH                      LOW

July 31, 1999                       $0.050                   $0.010
October 31, 1999                    $0.020                   $0.010
January 31, 2000                    $0.063                   $0.010
April 30, 2000                      $0.300                   $0.010

         The source of this information is Bloomberg Quotation Services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         The closing sales price of the Common Stock as reported on the OTC Pink Sheets on December 31, 2001 was $0.005.


HOLDERS

         As of October 31, 2001, there were approximately 2,000 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

DIVIDENDS

         The Company has never paid or declared any dividends on its common stock and does not anticipate cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATIONS

         From 1986 until October 25, 2000, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

        In August 2001, the Company acquired all the outstanding shares of common stock of Ocumed Group, Inc. ("Ocumed").

         Ocumed produces and sells a broad range of ophthalmic products for both the prescription (Rx) and over-the-counter (OTC) pharmaceutical markets. These products support lens care and eye care as well as diagnostic, surgical and therapeutic ophthalmic applications.

         Ocumed recorded sales of $5.6 million as reported in its 2000 year-end audited statements, reflecting an increase over previous year's results of $4.5 million in sales.

         Ocumed markets and distributes its branded product lines nationally through major drug chains, wholesalers, hospitals, surgi-centers and related buying groups as well as internationally to selective markets. Ocumed's products are focused on a group of patented and proprietary drug delivery systems for applications in surgery, diagnostics, therapy, and lens care in the ophthalmic field. These product lines include; OPHTHA-DOSE P.F.(TM) a preservative free unit of use dispenser for eye drops, OCUREST(TM), a patented multi-dose dispenser for prescription (Rx) and over-the-counter (OTC) ophthalmic applications, and MINI-MED(TM), a controlled dispenser system for delivering highly accurate quantities of drugs.

         The Company's basic mission is to supply sterile ophthalmic solutions to the medical and health care industry through internal development and acquisition of proprietary patented technology and products lines.

         The Company may have to raise additional funds from outside investors or financial institutions to fund the various business opportunities the Company wishes to pursue. Management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. The Company has determined that it has sufficient assets to meet its operating needs for the next 12 months.

         On October 26, 2000 and April 25, 2001, the Company did raise a total of $115,000 through the sale of 7,666,664 restricted shares of common stock to two accredited investors in a private offering exempt from registration under the act.


RESULTS OF OPERATIONS

     Prior to its acquisition of Ocumed, the fiscal year ended April 30, 2001 the Company was considered to be in the development stage as defined by FASB No.
7. There were no revenues generated for the fiscal years ending April 30, 2001 and April 30, 2000.

     Net loss for the year ended April 30, 2001, was $776,346 as compared to a net loss of $158,201 for the year ended April 30, 2000. The net loss increase was primarily due to financial public relations expense and fees related to common stock registration and maintenance.


LIQUIDITY

     As a development stage company, the Company relied on cash provided through loans from a Company officer and other private sources; the sale, in the fiscal year ended April 30, 2001, of 7,666,664 shares of common stock for $115,000 and in the fiscal year ended April 30, 2000, the issuance of 2,000,000 shares of common stock for the acquisition of NextNet.Com, Inc. Additionally during the fiscal years ended April 30, 2001 and 2000 the Company issued 8,600,000 and 1,225,000 shares of common stock for services rendered. Available cash at April 30, 2001 was $1,125 compared to $726 reported for the period ended April 30, 2000.

FORWARD LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," believe," "estimate," "expect," "intend," "should" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions relating to the operations, results of operations, liquidity, and growth strategy of the Company, including competitive factors, changes in legal and regulatory requirements, interest rate fluctuations, and general economic conditions, as well as other factors described in this report. Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item are set forth beginning on page F-1 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT


                                       POSITION          YEAR FIRST BECAME
   NAME                    AGE         WITH COMPANY     DIRECTOR OR OFFICER
   ----                    ---         ------------     -------------------

Alfred R. Caggia           70          President/Director          2001

Paul G. Filipek            58          Secretary/Treasurer
                                        Director                   2001


         Each director serves until the next annual meeting of shareholders and/or until his respective successor is duly elected and qualifies. Executive officers are appointed by the Board to serve at the discretion of the directors.

ALFRED R. CAGGIA, President/Director - Has been an officer and director of the Company since August 6, 2001. He holds a B.S Degree in Management Engineering from New York University and an M.B.A Degree from the Graduate School of Business, New York University. He is broadly experienced in directing corporate functions and developing total management activities, particularly those involving the building of ophthalmic and related pharmaceutical businesses. Mr. Caggia's thirty year career in the pharmaceutical and health care industries includes serving as Director of U.S. Operations for Bristol- Myers Squibb, Vice President and General Manager of Damon Corporation's Human and Veterinary Pharmaceutical Divisions, and President of Steri Med, Laboratories, a multifaceted national pharmaceutical manufacturing company. Mr. Caggia is a faculty member of Fairleigh Dickenson University's Alfred E. Driscoll School of Pharmaceutical and Chemical Sciences. He has served as Vice President and a Director of National Association of Pharmaceutical Manufacturers (NAPM).

PAUL G. FILIPEK Secretary/Treasurer/ Director - Has been an officer and director of the Company since August 6, 2001. He is a Certified Public Accountant and holds a B.S. Degree in Accounting from Susquehanna University. He is a skilled financial executive with more than thirty years experience in internal and external financial reporting, banking relations, insurance and financial planning and analysis. His business experience includes being an Audit Manager with Price Waterhouse & Co., as well as Controllership positions with Interpace Corporation, a New York Stock exchange Fortune 500 manufacturing company and Chief Financial Officer of Scallop Thermal Management, Inc., an Energy Conservation Division of Shell Oil. Mr. Filipek was instrumental in initiating the buyout of this unit from Shell and becoming an owner and Chief Administrative Officer of the new company prior to his current assignment. Mr. Filipek is a member of the American Institute of Certified Public Accountants, and the New York State Society of CPA's and serves on the Board of Directors of Skylands Center Offering Autism Programs, Inc.

         Alfred Caggia and Paul Filipek, as officers and directors, will devote 100% of their time and efforts to the business and affairs of the Company. Walter Krzanowski will devote such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as a director of the Company.

         Aside from the above officers and directors, there are no other persons whose activities will be material to the operations of the Company at this time.


COMMITTEES

         There are no committees established by the Board of Directors at this time.

FAMILY RELATIONSHIPS

         There are no family relationships between or among the executive officers and directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

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

         Compensation paid during the last fiscal year was in the form of the issuance of shares of restricted common stock. In June 2001, the President and Secretary/Treasurer of the Company received 2,000,000 shares each and in July 2000 and January 2001, the Secretary/Treasurer received 1,000,000 and 2,500,000 shares respectively. No cash compensation has been paid to any officer as of the date hereof.


COMPENSATION OF DIRECTORS

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

         There were no stock appreciation rights granted, nor were any stock options granted, to any of the above named officers in the fiscal year ended April 30, 2001 and no cash compensation was paid to any director of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

(a)      Security ownership of certain beneficial owners:


                   NAME AND                    AMOUNT AND
                   ADDRESS OF                   NATURE OF
                   BENEFICIAL                   BENEFICIAL
TITLE OF CLASS       OWNER                       OWNER(1)    PERCENT OF CLASS(2)
--------------------------------------------------------------------------------

 Common       Ocumed, Inc. (3)                  172,000,000         19.2%
              119 Harrison Avenue
              Roseland, NJ  07068

              Crossgates Limited Partners(4)     95,494,400          10.7%
              119 Harrison Avenue
              Roseland, NJ  07068

              STMI Investments, Inc.(5)          76,505,600          8.5%
              119 Harrison Avenue
              Roseland, NJ  07068

(b) Security ownership of management.


                   NAME AND                    Amount and
                   ADDRESS OF                   Nature of
                   BENEFICIAL                  Beneficial
TITLE OF CLASS       OWNER                      OWNER(1)     PERCENT OF CLASS(2)
--------------------------------------------------------------------------------


Common             Alfred Caggia(6)             172,000,000         19.2%
                   119 Harrison Avenue
                   Roseland, NJ  07068

Common             Paul Filipek(7)              172,000,000         19.2%
                   119 Harrison Avenue
                   Roseland, NJ  07068

Common             Includes all officers and    344,000,000         38.4%
                   Directors of the Company
                   As a group (2 persons)

(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 894,988,414 shares outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3) Ocumed, Inc., of which Alfred Caggia is the sole officer/director and majority shareholder, individually owns 172,000,000 shares.

(4) Crossgates Limited Partners, of which STMI Investments, Inc., is the general partner and Paul Filipek is the sole Limited Partner, individually owns 95,494,400 shares.

(5) STMI Investments, Inc., of which Paul Filipek is the sole officer and director, individually owns 76,505,600 shares.

(6) Alfred Caggia is President and a Director of the Company and individually owns no shares of the Company. .

(7) Paul Filipek is Secretary/Treasurer and Director of the Company and individually owns no shares of the Company.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company until August 6, 2001 shared office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc., which is solely owned by Richard J. Margulies, former President of Archer Systems Limited, Inc. In addition, during the fiscal year ended April 30, 2000, the Company's former President and stockholder and a stockholder advanced to the Company $22,191 and $15,172 respectively. These loans are represented by nine separate notes, as unsecured and carry an annual interest rate of 6%. Accordingly, these shareholder loans are recorded as long-term debt due to related parties in the Form 10-KSB financial statements, for the fiscal year ended April 30, 2000.

During the fiscal year ended April 30, 2001, the Company's former president and stockholder and two stockholders advanced to the Company $139,126, $86,073 and $22,102 respectively. These loans and the advances and the notes included above are represented by three separate Note Consolidation Agreements. These Note Consolidation Agreements are unsecured, carry an annual interest rate of 6% and are payable as follows; $34,000 when the Company receives funds from a lending institution or investor in an amount in excess of $4,000,000 and $4,000 per month commencing the first day of the second month after the closing of the acquisition of Ocumed Group, Inc. (see Note5). Accordingly, these shareholder loans are recorded as current and long-term debt due to related parties in the Form 10-KSB financial statements, for the fiscal year ended April 30, 2001.



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

NUMBER  EXHIBIT
------  -------

2.1 Form of Agreement and Plan of Reorganization dated April 17, 2000, by and between Archer Systems Limited, Inc. and NextNet.com (5)

2.2 Form of Agreement dated August 6, 2001, for the acquisition of Ocumed Group, Inc. by and among Archer Systems Limited, Inc. Crossgates Limited Partners, STMI Investments, Inc. and Ocumed, Inc. (11)

3 Certificate of Incorporation of Company filed with the Secretary of State of Delaware on March 19, 1986. (1)

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

10.6 Employment Agreement dated April 25, 2000 between NextNet.com and Larry Weinstein. (5)

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

10.11   Form of Strategic Alliance Agreement dated May 18, 2000. (6)

10.12   Agreement dated June 8, 2000 between the Company and Superwire.com, Inc.
        (7)

10.13   Agreement dated July 21, 2000 between the Company and ComLinx, Inc. (7)

10.14 Agreement dated July 22, 2000 between ArcusNet Corporation and Cydoor Technologies, Inc. (7)

10.15   Copy of 6% Promissory Note Due April 11, 2002. (8)

10.16   Copy of 6% Promissory Note Due April 30, 2002. (8)

10.17   Copy of 6% Promissory Note Due May 4, 2002. (8)

10.18   Copy of 6% Promissory Note Due May 29, 2002. (8)

10.19   Copy of 6% Promissory Note Due June 12, 2002. (8)

10.20   Copy of 6% Promissory Note Due June 13, 2002. (8)

10.21   Copy of 6% Promissory Note Due June 15, 2002. (8)

10.22   Copy of 6% Promissory Note Due July 30, 2002. (8)

10.23   Copy of 6% Promissory Note Due July 30, 2002. (8)

10.24   Copy of 6% Promissory Note Due August 17, 2002. (9)

10.25   Copy of 6% Promissory Note Due September 21, 2002. (9)

10.26   Copy of 6% Promissory Note Due October 19, 2002. (9)

10.27   Copy of 6% Promissory Note Due October 22, 2002. (9)

10.28   Copy of 6% Promissory Note Due October 29, 2002. (9)

10.29 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated October 26, 2000. (10)

10.30 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated October 26, 2000. (10)

10.31 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated November 10, 2000. (10)

10.32 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated November 22, 2000. (10)

10.33 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated December 26, 2000. (10)

10.34   Copy of 6% Note Due January 30, 2003. (10)

10.35   Copy of 6% Note Due January 30, 2003. (10)

10.36   Copy of 6% Promissory Note Due February 8, 2003.

10.37   Copy of 6% Promissory Note Due February 12, 2003.

10.38   Copy of 6% Promissory Note Due February 13, 2003.

10.39   Copy of 6% Promissory Note Due March 7, 2003.

10.40   Copy of 6% Promissory Note Due March 29, 2003.

10.41   Copy of 6% Promissory Note Due April 3, 2003.

10.42   Copy of 6% Promissory Note Due April 20, 2003.

10.43   Copy of 6% Promissory Note Due April 29, 2003.

10.44 Copy of Subordinated Income Debenture dated August 6, 2001 issued to Crossgates Limited Partners. (11)

10.44 Copy of Subordinated Income Debenture dated August 6, 2001 issued to STMI Investments, Inc. (11)

10.45 Copy of Subordinated Income Debenture dated August 6, 2001 issued to Ocumed, Inc. (11)

10.46 Note Consolidation Agreement by and between Richard Margulies and Company dated August 6, 2001.

10.47 Note Consolidation Agreement by and between Peter Jegou and Company dated August 6, 2001.

10.48 Note Consolidation Agreement by and between Zamora Funding, Inc. and Company dated August 6, 2001.

21      Subsidiaries of the Company:

        ArcusNet Corporation

        General Acquisition, Inc.


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

(8) Filed as an exhibit to the Company's Form 10-QSB filed September 13, 2000 and incorporated herein by this reference.

(9) Filed as an exhibit to the Company's Form 10-QSB filed December 15, 2000 and is incorporated herein by this reference.

(10) Filed as an exhibit to the Company's Form 10-QSB filed March 21, 2001 and is incorporated herein by this reference.

(11) Filed as an exhibit to the Company's Form 8-K filed on August 22, 2001 and incorporated herein by this reference.

        (b) Reports on Form 8-K.

        A Form 8-K was filed on May 8, 2000 disclosing in Item 2 the acquisition of Next Net, Inc.

        A Form 8-K was filed on June 14, 2000 disclosing in Item 2 a Strategic Alliance Agreement with INFe.com.

        A Form 8-K/A was filed on June 14, 2000 disclosing in Item 2 a Strategic Alliance Agreement with INFe.com.

        A Form 8-K was filed on August 17, 2000 disclosing in Item 7 an exhibit (pro forma balance sheet) in regard to the Strategic Alliance Agreement with INFe.com.

        A Form 8-K was filed on August 16, 2001 disclosing in Item 2 the acquisition of Ocumed Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Archer Systems Limited, Inc.

                                                BY: /S/ ALFRED CAGGIA
                                                ---------------------
Dated:  January 31, 2002                        Alfred Caggia, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant have signed this report below on January 31, 2002 in the capacities indicated:

           SIGNATURES                                       TITLE

       /S/ ALFRED CAGGIA                           Principal Executive
       -----------------                           Officer and Director
       (Alfred Caggia)


       /S/ PAUL FILIPEK
       ----------------
       (Paul Filipek)                              Secretary/Treasurer/Director

                          Archer Systems Limited, Inc.
                          (A Development Stage Company)


                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS



PAGE


Report of Independent Certified Public Accountants .......................   F-2

Balance Sheets for the fiscal years ended April 30, 2001
         and 2000 ........................................................   F-3

Statements of Operations and Accumulated Deficit for
         for the fiscal years ended April 30, 2001 and 2000 ..............   F-5

Statement of Cash Flows for the fiscal years ended
         April 30,02001 and 2000 .........................................   F-6

Statement of Stockholder's Equity (Deficiency) for the
         period from inception (March 19, 1986) through
         April 30, 2001 ..................................................   F-8

Notes to Consolidated Financial Statements ...............................   F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Archer Systems Limited, Inc.
119 Harrison Avenue
Roseland, New Jersey 07068


Gentlemen and Madams:

We have audited the accompanying comparative balance sheets of Archer Systems Limited, Inc. and subsidiaries (A Development Stage Co.) as of April 30, 2001, and April 30, 2000, and the related statements of operations and accumulated deficits, cash flows and statements of stockholder's equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position as of April 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ GERALD BRIGNOLA, CPA, PA
----------------------------
Hackensack, New Jersey
December 28, 2001


                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                            April 30, 2001 and 2000


                                     ASSETS
                                                          2001            2000
                                                        -------         --------

CURRENT ASSETS

        Cash in bank                                    $ 1,125         $    726
        Accounts receivable - other                       5,050            1,030
        Prepaid expenses                                  7,000              --
        Investments - current                             3,975              --
                                                        -------         --------
                Total current assets                     17,150            1,756
                                                        -------         --------

OTHER ASSETS

        Security deposits                                 --               6,000
        Prepaid employment contract                       --             155,000
                                                        -------         --------
                Total other assets                        --             161,000
                                                        -------         --------
TOTAL ASSETS                                            $17,150         $162,756
                                                        =======         ========


           See accountants' report and notes to financial statements

                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                            April 30, 2001 and 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   2001             2000
                                                ---------       ---------

CURRENT LIABILITIES

        Accounts payable                        $ 101,977       $  11,144
        Accrued expenses                           71,854          28,692
        Due to related parties - current           51,508            --
                                                ---------       ---------
                Total current liabilities         225,339          39,836
                                                ---------       ---------

LONG-TERM LIABILITIES

        Due to related parties - long term        245,156          50,983
                                                ---------       ---------
TOTAL LIABILITIES                                 470,495          90,819
                                                ---------       ---------
STOCKHOLDERS' EQUITY
        Common stock ($0.0001 par value
          900,000,000 shares authorized
          539,988,414 and 523,721,750
          shares issued respectively)               1,950             323
        Paid in capital                           499,052         249,615
        Accumulated deficit                      (954,347)       (178,001)
                                                ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                      (453,345)         71,937
                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  17,150       $ 162,756
                                                =========       =========



           See accountants' report and notes to financial statements


                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
               STATEMENTS OF OPERATIONS AND ACCUMULATED (DEFICIT)
                       Year Ended April 30, 2001 and 2000

                                                                    CUMULATIVE
                                                                  FROM INCEPTION
                                                                   TO  APRIL 30,
                                            2001          2000           2001
                                        ----------     ---------- --------------

INCOME
        Revenue during the
          development stage             $     --       $    --       $   --
                                        ----------     ----------    ----------
OPERATING EXPENSE
        General and administrative         768,881        158,201       947,082
                                        ----------     ----------    ----------
OTHER EXPENSE - NET                          7,465          --            7,465
                                        ----------     ----------    ----------
NET OPERATING LOSS BEFORE
  EXTRAORDINARY ITEM                      (776,346)      (158,201)     (954,547)

  Extraordinary item - sale of operating
    name Computer Technology International    --            --              200
                                        ----------     ----------    ----------

NET LOSS AFTER EXTRAORDINARY ITEM         (776,346)      (158,201)     (954,347)

ACCUMULATED DEFICIT-BEGINNING             (178,001)       (19,800)     (178,001)
                                        ----------     ----------    ----------
ACCUMULATED DEFICIT - END               $ (954,347)    $ (178,001)   $ (954,347)
                                        ==========     ==========    ==========

Net loss per share before and after
  extraordinary item - based on average
  number of shares outstanding of
  530,737,253 and 520,662,914
  respectively                          $(0.001463)    $(0.000340)  $ (0.001841)
                                        ==========     ==========    ==========



           See accountants' report and notes to financial statements



                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the Period From Inception Through April 30, 2001


                                                                   CUMULATIVE
                                                                  FROM INCEPTION
                                                                   TO  APRIL 30,
                                            2001          2000           2001
                                        ----------     ---------- --------------


CASH FLOWS  PROVIDED BY/(USED IN)
  OPERATIONS:

Net income/(loss) for the period        $ (776,346)    $ (158,201)  $  (954,347)
                                        ----------     ----------   -----------

Adjustments to reconcile net income/
  (loss) to net cash used in operating
  activities:

  (Increase)/decrease in current assets    (14,995)          (830)      (16,025)
  (Increase)/decrease in other assets      161,000       (161,000)         --
  Increase/(decrease) in current
    liabilities                            185,503         19,836       225,339
                                        ----------     ----------   -----------
                                           331,508       (141,994)      209,314
                                        ----------     ----------   -----------
NET CASH PROVIDED BY/(USED IN)
  OPERATIONS                              (444,838)      (300,195)     (745,033)
                                        ----------     ----------   -----------
CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES:

        Notes payable                      194,173         50,983       245,156
        Issuance of common stock           251,064        249,938       501,002
                                        ----------     ----------   -----------
                                           445,237        300,921       746,158
                                        ----------     ----------   -----------
NET INCREASE/(DECREASE) IN CASH                399            726         1,125

CASH AT BEGINNING OF PERIOD                    726           --             --
                                        ----------     ----------   -----------
CASH AT END OF PERIOD                   $    1,125     $      726   $     1,125
                                        ==========     ==========   ===========


           See accountants' report and notes to financial statements



                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the Period From Inception Through April 30, 2001


                                                                   CUMULATIVE
                                                                  FROM INCEPTION
                                                                   TO  APRIL 30,
                                            2001          2000           2001
                                        ----------     ---------- --------------

SUPPLEMENTAL D ISCLOSURE OF NON
  CASH INVESTING AND FINANCING
  ACTIVITIES:

  Issuance of common stock in
    connection with consulting
    services                            $  136,064     $   94,938   $   231,002

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash paid during the periods for:

        Interest                             7,592          1,086         8,678
        Income taxes                          --             --            --






           See accountants' report and notes to financial statements



                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        Inception Through April 30, 2001

                                                                    ADDITIONAL      RETAINED
                                           COMMON STOCK              PAID IN        EARNINGS
                                           ------------
                                      SHARES        AMOUNT           CAPITAL        (DEFICIT)
                                      ------        ------           -------        ---------


Balance, March 19, 1986
   No Par                                   100    $       --      $       --      $       --

June 1986
   Cancellation of no par stock            (100)           --              --              --
   Authorization of 600,000,000
   shares, $0.0001 Par Value and
   issuance for investment all
   shares of Computer Technology
   International, Inc.              520,496,750          52,050         (52,050)           --
                                   ------------    ------------    ------------    ------------
Balance, December 14, 1998           52,496,750          52,050         (52,050)           --

   Reclassification                        --           (52,050)         52,050            --
   Net loss for retroactive
     period December 14, 1998
     through April 30, 1999                --              --              --           (19,800)
                                   ------------    ------------    ------------    ------------
Balance, April 30, 1999             520,496,750            --              --           (19,800)

   Shares issued for services         1,225,000             123          94,815            --
   Shares issued for the
     purchase of NextNet.com          2,000,000             200         154,800            --
   Net Loss for the period
     ending April 30, 2000                 --              --              --          (158,201)
                                   ------------    ------------    ------------    ------------
Balance, April 30, 2000             523,721,750             323         249,615        (178,001)

   Shares issued for services         8,600,000             860         135,204            --
   Shares issued per
     subscription agreements
   Net Loss for the period
     ending April 30, 2001                 --              --              --          (776,346)
                                   ------------    ------------    ------------    ------------
Balance, April 30, 2001             539,988,414    $      1,950    $    499,052    $   (954,347)
                                   ============    ============    ============    ============



           See accountants' report and notes to financial statements

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ORGANIZATION: Archer Systems Limited, Inc. was incorporated on March 19, 1986, under the laws of the State of Delaware. The Company was established by Archer Limited, a foreign corporation based in London, England which is no longer in existence. The Company adopted a fiscal year ending, April 30.

          The Company was organized to acquire the name and all the common stock of Computer Technology International, Inc. ("CTI"); a publicly traded computer related company. The Company exchanged common stock on a one for one basis for the shares of CTI. On December 14, 1998, the Company sold all the common stock and the name Computer Technology International, Inc. to an individual for $200.

          In August, 2001, the Company acquired all the outstanding shares of common stock of Ocumed Group, Inc., engaged in the production and selling of a broad range of ophthalmic products for both the prescription (Rx) and over-the-counter (OTC) pharmaceutical markets (see Note 6). Until that time the Company was considered to be in the development stage, as defined in the Statement of Financial Accounting Standards No. 7. There were no operations from incorporation through that date.

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

     E. CONSOLIDATION POLICY: The consolidated financial statements include all the accounts of Archer Systems Limited, Inc. and controlled entities. The Company accounts for its investments in consolidated subsidiaries by the equity method. All inter-company transactions are eliminated.

     F. RECLASSIFICATIONS: Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - STOCKHOLDERS EQUITY

          INCORPORATION SHARES: Upon incorporation, the Company had authorized 100 shares of common stock, no par value.

          In June 1986, the Company's officers approved a change in the authorized shares from 100 shares of common stock, no par value, to 600,000,000 shares of common stock, $0.0001 par value. The majority stockholder and directors ratified the increase in authorized shares on December 14, 1998.

          At the Annual Meeting of Shareholders, held on November 16, 2000, the shareholders approved an increase of the authorized shares from 600,000,000 to 900,000,000 shares.

          In June 1986, the Company exchanged 520,496,750 shares of common stock of the Company for all the issued and outstanding common shares, on a one for one basis, of Computer Technology International, Inc. (see
          Note 1A).

          On April 1, 2000, the Company issued to a vendor, 1,225,000 shares of the Company's common stock per a financial services agreement.

          On April 17, 2000, the Company issued 2,000,000 shares of the Company's common stock in exchange for 2,000,000 shares of NextNet.com, Inc. common stock in the acquisition of NextNet from Mr.
          L. Weinstein (See Note 5).

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

          On April 25, 2001, the Company, pursuant to a private placement under section 4(2) of the Securities Act of 1933, as amended, issued to two investors for gross proceeds of $40,000 and $25,000, respectively 2,666,666 and 1,666,666 shares of the Company's common stock.

NOTE 3 - RELATED PARTY TRANSACTIONS

     A. Office Space: From June 1, 1999 through August 6, 2001, the Company shared office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, former President of the Company. No formal lease existed between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs were determined to be $600 per month, $7,200 and $6,600 was charged to rent expense for the fiscal years ended April 30, 2001 and 2000 respectively. -

     B. During the fiscal year ended April 30, 2000, the Company's president and stockholder advanced to the Company $22,191 and $27,172 respectively. These loans were represented by nine separate notes, were unsecured and carried an annual interest rate of 6%. Accordingly, these shareholder loans were recorded as long-term debt due to related parties in the accompanying financial statements.

     C. During the fiscal year ended April 30, 2001, the Company's former president and stockholder and two stockholders advanced to the Company $139,126, $86,073 and $22,102 respectively. These loans are represented by three separate Note Consolidation Agreements. These Note Consolidation Agreements are unsecured, carry an annual interest rate of 6% and are payable as follows; $34,000 when the Company receives funds from a lending institution or investor in an amount in excess of $4,000,000 and $4,000 per month commencing the first day of the second month after the closing of the acquisition of Ocumed Group, Inc. (see Note5). Accordingly, these shareholder loans are recorded as current and long-term debt due to related parties in the accompanying financial statements.

NOTE 4 - INCOME TAXES

     A. OPERATING LOSS: The Company, as of April 30, 2001, has loss carry forwards totaling $954,347 that may be offset against future taxable income.

     B.   COMPONENTS - CURRENT AND DEFERRED:

                                                          APRIL 30, 2001

                  Current Taxes                               $      0
                  Deferred                                    $324,478
                                                              --------
                                                              $324,478
                                                              ========

          Bases on management's present assessment, the Company has not yet determined it to be more likely than not that a net deferred long term tax asset of $324,478 attributable to the future utilization of $954,347 of net operating loss carry forwards as of April 30, 2001, will be realized.

          Accordingly, the Company has provided 100% allowance against the net deferred tax asset in the financial statements as of April 30, 2001. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                    YEAR ENDED                               NET OPERATING
                     APRIL 30                             LOSS CARRY FORWARDS

                      2014                                   $    6,732
                      2015                                       53,788
                      2016                                      263,958
                                                             ----------

                  Net operating loss carry forward           $  324,478
                                                             ----------

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

          On October 25, 2000, the Company and Mr. L. Weinstein mutually agreed to terminate Weinstein's five-year employment contract with ArcusNet Corporation, formally known as NextNet.com, Inc., Mr. Weinstein has submitted his resignation as President and Chief Executive Officer of the subsidiary. During the quarter ended October 31, 2000, the balance of the prepaid employment contract totaling $147,250 was charged to consulting expense.

          On May 18, 2000, Archer Systems Limited, Inc. and INFe.com, a Florida Corporation whose common stock is traded on the OTC-BB, entered into a Strategic Alliance Agreement whereby they agreed to acquire an equity interest in each other's corporation, so that they may pursue common goals for their joint benefit. By the agreement, INFe.com agreed to grant to Archer 300,000 of INFe.com's common stock, par value of $.001 per share. In exchange for the INFe.com shares, Archer agreed to grant INFe.com 4,307,692 shares of the Company's common stock, par value $.001 per share.

          On October 24, 2000, the Company and INFe.com mutually agreed to terminate the Strategic Alliance Agreement entered into on May 18, 2000. The Company returned the 300,000 shares of INFe.com's common stock to INFe.com. The 4,307,692 shares of the Company's common stock were returned and canceled.

          On June 8, 2000, Archer Systems Limited, Inc. entered into a financial advisory services agreement with Superwire.com, Inc. ("Superwire"), a publicly traded company on the OTC Pink Sheets. The Company, by this agreement, was to assist Superwire in developing strategic alliances by providing advisory services. The term of this agreement was from the date above through December 31, 2000. The Company received in the form of a retainer, 25,000 shares of Superwire common stock, par value $.001 per share. The Superwire shares were subject to Rule 144 of the Securities and Exchange Act of 1933, as amended. The value of the shares was $0.159 per share recorded in the accompanying financial statements at $3,975. On June 11, 2001 the shares were transferred to Richard Margulies, the President of the Company, to be applied against money due for payment of rent of the corporate office of Archer.

          On October 6, 2000, the Company formed a Delaware corporation, General Acquisition, Inc. as a wholly owned subsidiary ("Subsidiary"), for the purpose of acquiring ComLinx, Inc. through a statutory merger in which the Subsidiary is the surviving corporation. The Subsidiary has 50,000,000 common shares, par value $.001, authorized and 5,000,000 common shares have been issued by the Subsidiary of the Company. A merger agreement between the subsidiary and ComLinx was entered into on November 8, 2000, and was subject to certain conditions before the merger became effective. The conditions were not met and the company elected, on January 11,2001, to terminate the agreement. During the course of the Company's efforts to complete the transaction, the Company advanced ComLinx, Inc. $66,000. On February 16, 2001, these notes were cancelled in settlement of all disputes and obligations that had existed between the Company and ComLinx, Incand the $66,000 was charged to an appropriate expense


NOTE 6 - VALUATION OF STOCK ISSUED FOR SERVICES AND ACQUISITION

          The Board of Directors from time to time has authorized the issuance of common stock in payment of services provided by non-employees and acquisitions.

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes a fair value method for accounting for stock-based compensation plans, through recognition in these statements.

          Archer applies SFAS 123 to report the issuance of common stock in payment of compensation to non-employees using the fair value method to account for such transactions. During the fiscal years ended April 30, 2001 and 2000, the following stock was issued in lieu of cash compensation:



                                      2001                      2000
                                      ----                      ----
                              NUMBER OF               NUMBER OF
                               SHARES      VALUE       SHARES         VALUE
                             ---------     -----      ---------       ------

            Stock Issued
             for Services    8,600,000   $136,064     3,225,000       $94,938


NOTE 7 - LEASING ARRANGEMENTS

          The Company executed various leases with Sovereign Motor Car Ltd., and Ford Motor Credit for 2 automobiles. During the fiscal year ended April 30, 2001 and 2000, $11,259 and $0 was charged to Automobile lease expense respectively. The leases were discontinued when the Company purchased Ocumed Group, Inc. on August 6, 2001, (See Note 8).

NOTE 8 - SUBSEQUENT EVENT

          On August 6, 2001, the Company acquired all the outstanding shares of common stock of Ocumed Group, Inc. ("Ocumed"), a privately held New Jersey Corporation, in exchange for three hundred and forty four million (344,000,000) shares of Archer Common Stock and a five million six hundred thousand ($5,600,000) Subordinated Income Debentures (the "Exchange"). The Exchange was accomplished pursuant to the terms of an Agreement dated August 6, 2001 (the "Agreement"), by and among Archer and Ocumed and Crossgates Limited Partners, STMI Investments, Inc. and Ocumed, Inc. The terms of the Purchase Agreement reflected the arm's-length negotiations among the parties.

          Ocumed produces and sells a broad range of ophthalmic products for both the prescription (Rx) and over-the-counter (OTC) pharmaceutical markets. These products support lens care and eye care as well as diagnostic, surgical and therapeutic ophthalmic applications.

          Following is a condensed unaudited Financial Statement of Ocumed Group, Inc., for the ten months ended October 31, 2001:

                               BALANCE SHEET CONDENSED

               Assets                                      $10,132,667
                                                           -----------

               Liabilities                                 $ 4,442,432
               Stockholders' equity                          5,690,235
                                                           -----------

                                                           $10,132,667

                             STATEMENT OF INCOME CONDENSED

               Sales                                       $ 5,598,934
               Cost of sales                                 2,491,935
                                                           -----------

               Gross profit                                 $3,106,999
               Operating expenses                            2,647,007
                                                            ----------

               Operating profit                            $   459,992
               Other expenses-net                              425,547
                                                           ------------

               Net income                                  $    34,445
                                                           ------------