Form 10QSB
period 2001-07-31
ARCHER SYSTEMS LTD INC
filed 2002-02-07
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal quarter ended JULY 31, 2001
                                                -------------

                         Commission file number 0-26955


                          ARCHER SYSTEMS LIMITED, INC.
           (Name of small business issuer as specified in its charter)



     DELAWARE                                  22-3652650
     (State or other jurisdiction of           I.R.S. Employer
     incorporation or organization)            Identification No.)


                    119 HARRISON AVENUE, ROSELAND, NJ, 07068
                    (Address of principal executive offices)

                                 (973) 226-2330
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _____
                                        -


         As of January 10, 2002, 894,988,414 shares of the Common Stock were outstanding.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                                FORM 10-QSB INDEX
                                  July 31, 2001

                                     PART I
                                     ------

                                                                           PAGE
                                                                         NUMBER
                                                                         ------

Item 1.   Financial Statements (Unaudited):

          Balance Sheets at July 31, 2001 and 2000............................3

          Statements of Operations and Accumulated (Deficit) for the three months ended July 31, 2001, 2000 and cumulative from inception through July 31,
          2001................................................................5

          Statements of Cash Flows for the three months ended July 31,
          2001, 2000 and cumulative from inception through July 31,
          2001................................................................6

          Statements of Stockholders' Equity (Deficit) from inception
          (March 19, 1986) through July 31,
          2001................................................................8

          Notes to Financial Statements.......................................9


Item 2.   Management's Discussion and Analysis or Plan of Operations.........10

                                     PART II
                                     -------

Item 1.   Legal Proceedings..................................................11

Item 2.   Changes in Securities..............................................12

Item 3.   Defaults Upon Senior Securities....................................12

Item 4.   Submission of Matters to a Vote of Security Holders................12

Item 5.   Other Information..................................................12

Item 6.   Exhibits and Reports on Form 8-K...................................12

Signatures...................................................................16


                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                             July 31, 2001 and 2000
                                  (Unaudited)


                                     ASSETS
                                                          2001            2000
                                                        -------         --------

CURRENT ASSETS

        Cash in bank                                    $  (268)         $   723
        Accounts receivable                               2,850            1,030
        Other current assets                              7,000           14,200
        Investments - current                             --                --
                                                        -------         --------
                Total current assets                      9,582           15,953
                                                        -------         --------

LEASEHOLD IMPROVEMENTS                                    --                --
                                                        -------         --------

OTHER ASSETS

        Security deposits                                 --              11,000
        Investments - long term                           --             347,500
        Prepaid employment contract                       --             147,250
                                                        -------         --------
                Total other assets                        --             505,750
                                                        -------         --------
TOTAL ASSETS                                            $ 9,582         $521,703
                                                        =======         ========


                 See accompanying notes to financial statements




                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                             July 31, 2001 and 2000
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   2001             2000
                                                ---------       ---------

CURRENT LIABILITIES

        Accounts payable                        $ 106,188       $  27,948
        Accrued expenses                           28,159           2,903
        Deferred revenues                            --             7,188
        Due to related parties - current           56,172            --
                                                ---------       ---------
                Total current liabilities         190,519          38,039

LONG-TERM LIABILITIES

        Due to related parties - long term        245,156         111,317
                                                ---------       ---------
TOTAL LIABILITIES                                 435,675         149,356
                                                ---------       ---------
STOCKHOLDERS' EQUITY
        Common stock ($0.0001 par value
          900,000,000 shares authorized
          539,988,414 and 523,721,750
          shares issued respectively)               3,050             864
        Paid in capital                           536,452         605,699
        Accumulated deficit                      (965,595)       (234,216)
                                                ---------       ---------
TOTAL STOCKHOLDERS' DEFICIT                      (426,093)        372,347
                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   9,582       $ 521,703
                                                =========       =========



                 See accompanying notes to financial statements


                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
               STATEMENTS OF OPERATIONS AND ACCUMULATED (DEFICIT)
                    Three Months Ended July 31, 2001 and 2000
                                  (Unaudited)

                                                                    CUMULATIVE
                                                                  FROM INCEPTION
                                                                   TO  JULY 31,
                                            2001          2000           2001
                                        ----------     ---------- --------------

INCOME
        Revenue during the
          development stage             $     --       $    --       $   --
                                        ----------     ----------    ----------
OPERATING EXPENSE
        General and administrative           8,504         55,082       955,586
                                        ----------     ----------    ----------
OTHER EXPENSE - NET                          2,744          1,133        10,209
                                        ----------     ----------    ----------
NET OPERATING LOSS BEFORE
  EXTRAORDINARY ITEM                       (11,248)       (56,215)     (965,795)

  Extraordinary item - sale of operating
    name Computer Technology International    --            --              200
                                        ----------     ----------    ----------

NET LOSS AFTER EXTRAORDINARY ITEM          (11,248)       (56,215)     (965,595)

ACCUMULATED DEFICIT-BEGINNING             (954,347)       178,001         --
                                        ----------     ----------    ----------
ACCUMULATED DEFICIT - END               $ (965,595)    $  121,786   $ (965,595)
                                        ==========     ==========    ==========

Net loss per share before and after
  extraordinary item - based on shares
  outstanding of 535,558,911 and
  523,835,903 respectively              $(0.000021)    $ 0.000232  $ (0.001484)
                                        ==========     ==========    ==========



                 See accompanying notes to financial statements



                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the Period From Inception Through July 31, 2001
                                  (Unaudited)


                                                                   CUMULATIVE
                                                                  FROM INCEPTION
                                                                   TO  JULY 31,
                                            2001          2000           2001
                                        ----------     ---------- --------------


CASH FLOWS  PROVIDED BY/(USED IN)
  OPERATIONS:

Net income/(loss) for the period        $  (11,248)    $  (56,215)  $  (965,595)
                                        ----------     ----------   -----------

Adjustments to reconcile net income/
  (loss) to net cash used in operating
  activities:

  (Increase)/decrease in current assets      6,175        (14,200)       (9,850)
  (Increase)/decrease in other assets          --        (344,750)         --
  Increase/(decrease) in current
    liabilities                            (34,820)        (1,797)       190,519
                                        ----------     ----------   -----------
                                           (28,645)      (360,747)      180,669
                                        ----------     ----------   -----------
NET CASH PROVIDED BY/(USED IN)
  OPERATIONS                               (39,893)      (416,962)     (784,926)
                                        ----------     ----------   -----------
CASH FLOWS PROVIDED BY/(USED IN)
  FINANCING ACTIVITIES:

        Notes payable                          --          60,334       245,156
        Issuance of common stock            38,500        356,625       539,502
                                        ----------     ----------   -----------
                                            38,500        416,959       784,658
                                        ----------     ----------   -----------
NET INCREASE/(DECREASE) IN CASH             (1,393)            (3)       (1,396)

CASH AT BEGINNING OF PERIOD                  1,125            726           --
                                        ----------     ----------   -----------
CASH AT END OF PERIOD                   $     (268)    $      723   $    (1,396)
                                        ==========     ==========   ===========


                 See accompanying notes to financial statements



                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the Period From Inception Through July 31, 2001
                                  (Unaudited)


                                                                   CUMULATIVE
                                                                  FROM INCEPTION
                                                                   TO  July 31,
                                            2001          2000           2001
                                        ----------     ---------- --------------

SUPPLEMENTAL DISCLOSURE OF NON
  CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock in
    connection with consulting
    services                            $   38,500     $   20,625   $   269,502

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Cash paid during the periods for:

        Interest                             2,744          1,133        11,422
        Income taxes                          --             --            --






                 See accompanying notes to financial statements



                              ARCHER SYSTEMS, INC.
                         (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         Inception Through July 31, 2001
                                  (Unaudited)

                                                                    ADDITIONAL       RETAINED
                                           COMMON STOCK              PAID IN         EARNINGS
                                           ------------
                                      SHARES        AMOUNT           CAPITAL         (DEFICIT)
                                      ------        ------           -------         --------


Balance, March 19, 1986
   No Par                                   100    $       --      $       --         $    --

June 1986
   Cancellation of no par stock            (100)           --              --              --
   Authorization of 600,000,000
   shares, $0.0001 Par Value and
   issuance for investment all
   shares of Computer Technology
   International, Inc.              520,496,750          52,050         (52,050)           --
                                   ------------    ------------    ------------       ------------
Balance, December 14, 1998           52,496,750          52,050         (52,050)           --

   Reclassification                        --           (52,050)         52,050            --
   Net loss for retroactive
     period December 14, 1998
     through April 30, 1999                --              --              --              --
                                   ------------    ------------    ------------       ------------
Balance, April 30, 1999             520,496,750            --              --              (19,800)

   Shares issued for services         1,225,000             123          94,815            --
   Shares issued for the
     purchase of NextNet.com          2,000,000             200         154,800            --
   Net Loss for the period
     ending April 30, 2000                 --              --              --             (158,201)
                                   ------------    ------------    ------------       ------------
Balance, April 30, 2000             523,721,750             323         249,615           (178,001)

   Shares issued for services         8,600,000             860         114,015            --
   Shares issued per
     subscription agreements
   Net Loss for the period
     ending April 30, 2001                 --              --              --             (776,346)
                                   ------------    ------------    ------------       ------------
Balance, April 30, 2001             539,988,414           1,951         477,862           (954,347)

   Shares issued for services        11,000,000           1,100          37,400            --
   Net Loss for the period
     ending April 30, 2001                 --              --              --              (11,248)
                                   ------------    ------------    ------------       ------------
Balance, July 31, 2001              550,988,414    $     3,051     $    515,262       $   (965,595)
                                   ============    ============    ============       ============



                 See accompanying notes to financial statements

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2001


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

C. METHOD OF ACCOUNTING: The financial statements have been prepared in accordance and with the accrual basis method of accounting. Under this method of accounting, income expenses are identified with specific periods of time and are recorded as earned or incurred without regard to date of receipt or disbursements of cash.

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

           On June 4, 2001, the Company issued to two officers of the Company, 4,000,000 shares of the Company's common stock for services rendered.

           On June 4, 2000, the Company issued 7,000,000 shares of the Company's common stock to an individual for services rendered.

NOTE 3 - RELATED PARTY TRANSACTIONS

A. Office Space: From June 1, 1999 through August 6, 2001, the Company shared office space at 75 Lincoln Highway, Iselin, New Jersey. The space is leased by GRQ Financial, Inc. which is solely owned by Richard J. Margulies, former President of the Company. No formal lease existed between GRQ Financial, Inc. and the Company. The fair market value of donated rent and administrative costs were determined to be $600 per month, $1,800 was charged to rent expense for the three months ended July 31, 2001 and 2000 respectively. -

B. During the fiscal year ended April 30, 2000, the Company's president and stockholder advanced to the Company $22,191 and $27,172, respectively. These loans were represented by nine separate notes, were unsecured and carried an annual interest rate of 6%. Accordingly, these shareholder loans were recorded as long-term debt due to related parties in the accompanying financial statements.

C. During the fiscal year ended April 30, 2001, the Company's former president and stockholder and two stockholders advanced to the Company $139,126, $86,073 and $22,102 respectively. These loans are represented by three separate Note Consolidation Agreements. These Note Consolidation Agreements are unsecured, carry an annual interest rate of 6% and are payable as follows; $34,000 when the Company receives funds from a lending institution or investor in an amount in excess of $4,000,000 and $4,000 per month commencing the first day of the second month after the closing of the acquisition of the acquisition of Ocumed Group, Inc. (see Note5). Accordingly, these shareholder loans are recorded as current and long-term debt due to related parties in the accompanying financial statements.

D. During the three months ended July 31, 2001, the Company's president and a stockholder advanced to the Company $2,220 and $500, respectively. These loans were represented by three separate notes, were unsecured and carried an annual interest rate of 6%. Accordingly, these stockholder loans were recorded as current debt due to related parties in the accompanying financial statements. In the three months ended July 31, 2000 the Company's president and stockholder advanced to the Company $22,191 and $27,172 respectively. These loans were represented by nine separate notes, were unsecured and carried an annual interest rate of 6%. These shareholder loans were included in the Note Consolidation Agreements referred to in
           Note 3, Section C above and are recorded as current and long-term debt due to related parties in the accompanying financial statements.

NOTE 4 - INCOME TAXES

A. OPERATING LOSS: The Company, as of July 30, 2001, has loss carry forwards totaling $965,595 that may be offset against future taxable income.

B.         COMPONENTS - CURRENT AND DEFERRED:

                                              JULY 31, 2001
                                              -------------

                     Current Taxes             $      0
                     Deferred                  $328,302
                                               --------

                                               $328,302

             Bases on management's present assessment, the Company has not yet determined it to be more likely than not that a net deferred long term tax asset of $328,302 attributable to the future utilization of $965,595 of net operating loss carry forwards as of July 31, 2001, will be realized.

             Accordingly, the Company has provided 100% allowance against the net deferred tax asset in the financial statements as of July 31, 2001. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                      YEAR ENDED                     NET OPERATING
                       APRIL 30                    LOSS CARRY FORWARDS
                     ------------                 --------------------

                        2014                            $   6,732
                        2015                               53,788
                        2016                              263,958
                        2017                                3,824
                                                        ---------

                     Net operating loss carry forward    $324,478
                                                        ---------

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

             During the fiscal years ended April 30, 2001 and 2000, the following stock was issued in lieu of cash compensation:

                             2001                             2000
                             ----                             ----

                NUMBER OF SHARES     VALUE         NUMBER OF SHARES     VALUE
                ----------------     -----         ----------------     ------

 Stock Issued
 for Services      8,600,000        $136,064          3,225,000        $94,938

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

          Following is a condensed unaudited Financial Statement of Ocumed Group, Inc., for the ten months ended October 31, 2001:


                            BALANCE SHEET CONDENSED

              Assets                                    $10,132,667
                                                        -----------

              Liabilities                               $ 4,442,432
              Stockholders' equity                        5,690,235
                                                       ------------

                                                       $ 10,132,667

                          STATEMENT OF INCOME CONDENSED

              Sales                                      $5,598,934
              Cost of sales                               2,491,935
                                                       ------------

              Gross profit                               $3,106,999
              Operating expenses                          2,647,007
                                                       ------------

              Operating profit                         $    459,992
              Other expenses-net                            425,547
                                                       ------------

              Net income                               $     34,445
                                                       ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

From 1986 until October 25, 2000, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

On October 25, 2000, the Company acquired NextNet.Com, Inc., whose name was been changed to ArcusNet Corporation. Until August 6, 2001 the Company has had insignificant income from operations and operating expenses aggregating $954,347 through April 30, 2001.

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

RESULTS OF OPERATIONS

For the three months ending July 31, 2001, the Company is considered to be a development stage company as defined by FASB No. 7. There were no revenues generated for the three months ending July 31, 2001 and July 31, 2000.

Net loss for the three months ended July 31, 2001, was $11,248 as compared to a net loss of $56,215 for the three months ended April 30, 2000. The net loss increase was primarily due to financial public relations expenses incurred in 2000, not incurred in 2001.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's cash position was ($723) as of July 31, 2001, as compared with a balance of $723 as of July 31, 2000. Cash flows from activities during three months ended July 31, 2001, used cash of $39,893 due to the net loss of $11,248 adjusted for a decrease of current assets of $6,175 and a decrease in current liabilities of $34,820. Cash flows from activities during the three months ended July 31, 2000, used cash of $416,962 due to the net

           The net cash provided by financing activities during the three months ended July 31, 2001, consisted of the issuance of common stock totaling $38,500. The net cash provided by financing activities during the three months ended July 31, 2000, consisted of long-term borrowings totaling $60,334 and the issuance of common stock totaling $356,625. These proceeds funded operating activities during the respective three-month periods.

           During the next twelve months, Archer Systems Limited, Inc. plans to satisfy its cash requirements through the operations of Ocumed Group, Inc. the operating company acquired August 6, 2001 (see Plan of Operations above).

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

 10.32 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated November 22, 2000. (10)

 10.33 Copy of 5.35% Demand Promissory Note due from Comlinx, Inc. dated December 26, 2000. (10)

 10.34    Copy of 6% Note Due January 30, 2003. (10)

 10.35    Copy of 6% Note Due January 30, 2003. (10)

 10.36    Copy of 6% Promissory Note Due February 8, 2003. (12)

 10.37    Copy of 6% Promissory Note Due February 12, 2003. (12)

 10.38    Copy of 6% Promissory Note Due February 13, 2003. (12)

 10.39    Copy of 6% Promissory Note Due March 7, 2003. (12)

 10.40    Copy of 6% Promissory Note Due March 29, 2003. (12)

 10.41    Copy of 6% Promissory Note Due April 3, 2003. (12)

 10.42    Copy of 6% Promissory Note Due April 20, 2003. (12)

 10.43    Copy of 6% Promissory Note Due April 29, 2003. (12)

 10.44 Copy of Subordinated Income Debenture dated August 6, 2001 issued to Crossgates Limited Partners. (11)

 10.44 Copy of Subordinated Income Debenture dated August 6, 2001 issued to STMI Investments, Inc. (11)

 10.45 Copy of Subordinated Income Debenture dated August 6, 2001 issued to Ocumed, Inc. (11)

 10.46 Note Consolidation Agreement by and between Richard Margulies and Company dated August 6, 2001. (12)

 10.47 Note Consolidation Agreement by and between Peter Jegou and Company dated August 6, 2001. (12)

 10.48 Note Consolidation Agreement by and between Zamora Funding, Inc. and Company dated August 6, 2001. (12)

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

 (12) Filed as an exhibit to the Company's Form 10-KSB filed January 28, 2002 and incorporated herein by this reference.

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



Dated: January 31, 2002


ARCHER SYSTEMS LIMITED, INC.


By:  /S/  ALFRED R. CAGGIA
           Alfred R. Caggia
           President


By:   /S/  PAUL G. FILIPEK
           Paul G. Filipek
           Secretary/Treasurer