Form 10QSB
period 2002-01-31
OCUMED GROUP INC
filed 2002-03-25
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended JANUARY 31, 2002
                                               ----------------

                         Commission file number 0-26955

                               OCUMED GROUP, INC.
                     (FORMERLY Archer Systems Limited, Inc.)

           (Name of small business issuer as specified in its charter)



   DELAWARE                                          22-3652650
   (State or other jurisdiction of                   IRS Employer
   incorporation or organization)                    Identification No.)


                    119 HARRISON AVENUE, ROSELAND, NJ, 07068
                    (Address of principal executive offices)

                                 (973) 226-2330
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
            filing requirements for the past 90 days. Yes X    No
                                                         ---      ---


                 As of February 10, 2002, 894,988 shares of the
                         Common Stock were outstanding.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                                FORM 10-QSB INDEX
                                January 31, 2002

                                     PART I

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Item 1.   Financial Statements (Unaudited):

          Balance Sheets at January 31, 2002 and 2001.........................3

          Statements of Operations for the three months
           ended January 31, 2002, and 2001...................................5

          Statements of Operations for the nine months
          ended January 31, 2002, and 2001....................................6

          Statements of Cash Flows from continuing
          operations for the nine months ended
          January 31, 2002 and 2001...........................................7

          Statements of Stockholders' Equity (Deficit) for
          the period May 1, 2001 through January 31,2002......................9

          Notes to Financial Statements......................................10

Item 2.  Management's Discussion and Analysis or Plan of Operations..........14

                                     PART II
                                     -------

Item 1. Legal Proceedings....................................................11

Item 2. Changes in Securities................................................12

Item 3. Defaults Upon Senior Securities......................................12

Item 4. Submission of Matters to a Vote of Security Holders..................12

Item 5. Other Information....................................................12

Item 6. Exhibits and Reports on Form 8-K.....................................12

Signatures ..................................................................16


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       January 31, 2002 and April 30, 2001

                                     ASSETS


                                                           1/31             4/30
                                                        -----------       ---------

CURRENT ASSETS:
      Cash in bank                                     $     (1,455)         $--
      Accounts receivable                                 1,313,482           --
      Inventories                                         1,793,189           --
      Other current assets                                  332,568           --
                                                       ------------         ---------
           Total current assets                           3,437,784           --
                                                       ------------         ---------

PROPERTY, PLANT &
      EQUIPMENT - NET                                     6,791,341           --
                                                       ------------         ---------

OTHER ASSETS:
      Other assets                                          120,907           --
      Deferred tax asset                                    296,668           --
                                                       ------------         ---------
           Total other assets                               417,575           --
                                                       ------------         ---------

TOTAL ASSETS                                           $ 10,646,700          $--
                                                       ============         =========







                 See accompanying notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       January 31, 2002 and April 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          1/31            4/30
                                                      -----------      ----------

CURRENT LIABILITIES
      Accounts payable                               $    294,595     $    --
      Accrued expenses                                    206,815          --
      Current portion - long term debt                    153,383          --
      Current portion - net liabilities of
           discontinued operations                        212,288       208,189
                                                     ------------     ---------
           Total current liabilities                      867,081       208,189

LONG-TERM LIABILITIES
      Long term Debt                                    3,732,722          --
      Subordinated income debenture                     5,600,000          --
      Long term portion - net liabilities of
           discontinued operations                        248,597       245,156
                                                     ------------     ---------
TOTAL LIABILITIES                                      10,448,400       453,345
                                                     ------------     ---------

STOCKHOLDERS EQUITY
      Common stock ($0.0001 par value
           900,000,000 shares authorized
           894,988 and 539,988
           shares issued respectively)                     37,450         1,950
      Paid in capital                                   1,018,052       499,052
      Accumulated deficit                                (857,202)     (954,347)
                                                     ------------     ---------
TOTAL STOCKHOLDER'S EQUITY                                198,300      (453,345)
                                                     ------------     ---------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                           $ 10,646,700     $    --
                                                     ============     =========



                 See accompanying notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended January 31, 2002 and 2001

                                                          2002          2001
                                                          ----          ----

Net sales                                               1,674,325          --
Cost of goods sold                                        746,016          --
                                                      -----------     ---------
Gross Profit                                              928,309          --
Operating Expenses:
      Selling and marketing                               421,461          --
      General and administrative                          219,910          --
      Research and development                            132,062          --
                                                      -----------     ---------
Total operating expenses                                  773,433          --
                                                      -----------     ---------

Income from operations                                    154,876          --
                                                      -----------     ---------
Other income/(expense):
      Interest expense                                   (110,546)         --
      Financing expense                                    (2,526)         --
      Royalty income                                       11,653          --
                                                      -----------     ---------
Total other income/(expense)                             (101,419)         --
                                                      -----------     ---------

Income before provision for income taxes                   53,457          --
Provision for income taxes                                 16,037          --
                                                      -----------     ---------
Net income from continuing operations                      37,420          --
Loss from discontinued operations                          (4,611)     (178,008)
                                                      -----------     ---------
Net income/(loss)                                     $    32,809     $(178,008)
                                                      ===========     =========

Net income/(loss) per common share:
      Basic income from continuing operations         $  0.052408    $    --
      Basic loss from discontinued operations           (0.006458)    (0.337721)
                                                      -----------    ----------
      Basic income/(loss) per common share            $  0.045950    $(0.337721)
                                                      ===========     =========

      Weighted average of common shares
         outstanding, basic                               714,013       527,086
                                                      ===========     =========


                 See accompanying notes to financial statements.



                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Nine Months Ended January 31, 2002 and 2001

                                                          2002           2001
                                                          ----           ----

Net sales                                               3,428,208          --
Cost of goods sold                                      1,476,827          --
                                                      -----------     ---------
Gross Profit                                            1,951,381          --
Operating Expenses:
      Selling and marketing                               844,079          --
      General and administrative                          426,743          --
      Research and development                            270,398          --
                                                      -----------     ---------
Total operating expenses                                1,541,220          --
                                                      -----------     ---------

Income from operations                                    410,161          --
                                                      -----------     ---------
Other income/(expense):
      Interest expense                                   (222,073)         --
      Financing expense                                    (5,052)         --
      Royalty income                                       21,515          --
                                                      -----------     ---------
Total other income/(expense)                             (205,610)         --
                                                      -----------     ---------

Income before provision for income taxes                  204,551          --
Provision for income taxes                                 61,366          --
                                                      -----------     ---------
Net income from continuing operations                     143,185          --
Loss from discontinued operations                         (46,040)     (444,420)
                                                      -----------     ---------
Net income/(loss)                                     $    97,145     $(444,420)
                                                      ===========     =========

Net income/(loss) per common share:
      Basic income from continuing operations         $  0.200536    $    --
      Basic loss from discontinued operations           (0.064481)    (0.843164)
                                                      -----------     ---------
      Basic income/(loss) per common share            $  0.136056    $(0.843164)
                                                      ===========     =========

      Weighted average of common shares
         outstanding, basic                               714,013       527,086
                                                      ===========     =========



                 See accompanying notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                   For the Nine Months Ended January 31, 2002


Cash flows from operating activities:
     Net income from continuing operations                            $ 143,185

     Adjustments to reconcile net income to net
         cash used in operating activities:
            Depreciation and amortization                               518,652
            Decrease in deferred tax asset                               61,365

            (Increase)/decrease in assets:
                Accounts receivable                                    (159,966)
                Inventories                                            (397,338)
                Other current assets                                   (139,000)
            Increase/(decrease) in liabilities:
                Accounts payable                                        (19,891)
                Accrued royalty expense                                  28,515
                Current portion - long term debt                          8,368
                                                                      ---------

     Net cash provided by operating activities                           43,890
                                                                      ---------

     Cash flows from financing activities:
         Debt repayment                                                  77,658
                                                                      ---------

Net cash provided by/(used in) continuing
     operations                                                         (33,768)

Cash balance at merger date (August 1, 2001)                             32,313
                                                                      ---------

Cash balance at end of period                                         $  (1,455)
                                                                      =========




                 See accompanying notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                   For the Nine Months Ended January 31, 2002

Supplemental disclosure of non cash investing and financing activities:

         Issuance of common stock in connection
            with the acquisition of Ocumed

                Group, Inc.                                     $  516,000

Suplemental disclosure of cash flow information:

     Cash paid during the periods for:

         Interest                                               $ (222,073)
         Income taxes:                                                   -













                 See accompanying notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
             UNAUDITED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
               For The Period May 1, 2001 Through January 31, 2002


                                                                                    ADDITIONAL    RETAINED
                                                           COMMON STOCK              PAID IN      EARNINGS
                                                             SHARES       AMOUNT     CAPITAL     (DEFICIT)
                                                             ------       ------     -------     ---------
Balance, April 30, 2001                                    539,988,414      1,950    477,863    (954,347)

      Shares issued for services                            11,000,000      1,100     37,400        --

      Shares issued for the purchase
      of Ocumed Group, Inc.                                344,000,000     34,400    481,600        --

      Reverse stock split (one share for every one
         thousand held)                                   (894,093,426)

      Net income for the period ending January 31, 2002           --         --         --        97,145
                                                          ------------    -------   --------   ---------

Balance, January 31, 2002                                      894,988    $37,450   $996,863   $(857,202)
                                                          ============    =======   ========   =========










                 See accompanying notes to financial statements

                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)

                 Notes To The Consolidated Financial Statements

                                January 31, 2002


           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation have been included. The results of operations for the nine months ended January 31, 2002, is not necessarily indicative of the results to be expected for the full year ending April 30, 2002. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2001 filed on Form 10-KSB, which is incorporated herein by reference.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

B. CONSOLIDATION: The consolidated financial statements include all the accounts of Archer Systems Limited, Inc. and controlled entities. The Company accounts for its investments in consolidated subsidiaries by the equity method. All inter-company transactions are eliminated.

C. ESTIMATES: The preparation of financial statements in conformity with generally accepted principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

D. METHOD OF ACCOUNTING: The financial statements have been prepared in accordance with the accrual basis method of accounting. Under this method of accounting, income and expenses are identified with specific periods of time and are recorded as earned or incurred without regard to date of receipt or disbursements of cash.

E. EARNINGS PER SHARE: Computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Effective January 14, 2002 the Company reverse split its common stock on a one share for every thousand shares held basis. The weighted average number of shares used in the current financial statements reflects this reverse split.

F. FEDERAL INCOME TAXES: The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of applicable valuation allowance, related to net operating loss carry forwards and certain temporary differences.

G. RESEARCH AND DEVELOPMENT COST: Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

H. DEPRECIATION: Equipment and improvements are recorded at cost and depreciated utilizing the straight-line method over their estimated useful lives.

NOTE 2 - DISCONTINUED OPERATIONS:

           As per the reorganization of the Company on August 6, 2001 the operations of Archer Systems Limited, Inc. were discontinued and the remaining assets and liabilities of the company will be sold. The results of operations of Archer Systems Limited, Inc. are included in discontinued operations in the statement of operations and net liabilities of discontinued operations in the balance sheet. The financial information for Archer Systems Limited, Inc. for 2002 and 2001 has been restated as discontinued operations as if the operations were discontinued at May 1, 2000 for comparative presentation purposes.

NOTE 3 - INVENTORIES:

           At January 31, inventories are comprised as follows:


            Finished Goods                         $    368,242
            Work-in-process                             157,388
            Raw materials and supplies                1,267,559
                                                   ------------
                                                   $  1,793,189
                                                   ============

NOTE 4 - PROPERTY AND EQUIPMENT:

        At January 31, property and equipment are comprised as follows:

                                                  ESTIMATED
                                                 USEFUL LIFE
                                                 -----------
          Land                                                $    300,000
          Buildings                              30 years        1,300,000
          Machinery and equipment                 7 years        8,700,941
                                                                ----------
                                                                10,300,941
            Less: accumulated depreciation                       3,509,600
                                                                ----------
                  Property and Equipment, Net                   $6,791,341
                                                                   ==========

           Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

        A. Operating Loss: The Company, as of January 31, 2002, has loss carry forwards totaling $1,989,289 that may be offset against future taxable income.

        B.  COMPONENTS - CURRENT AND DEFERRED:
                                                  January 31, 2002
                                                  ----------------
                     Current Taxes                 $         0
                     Deferred                      $   636,802
                                                   -----------
                                                   $   636,802
                                                   -----------

              Bases on management's present assessment, the Company has determined it to be more likely than not that a net deferred long term tax asset of $296,668 attributable to the future utilization of $1,989,289 of net operating loss carry forwards as of January 31, 2002, will be realized.

              Accordingly, the Company has provided a $340,134 allowance against the net deferred tax asset in the financial statements as of January 31, 2002. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                   April 30               Loss Carry Forwards
                   ---------              -------------------

                    2013                     $  55,920
                    2014                       193,836
                    2015                       107,435
                    2016                       263,958
                    2017                        15,654

         Net operating loss carry forward    $ 636,802

NOTE 6 - ROYALTY AGREEMENTS:

           The Company has two royalty income agreements with manufacturers using the Company's patented technology. The terms of these agreements are a royalty expense of six cents per package manufactured with a $50,000 royalty minimum due. Both agreements expire in 2007.

           The Company has a royalty agreement with an inventor for the use of a patented eye drop dispenser. The Company is required to make payments of 5% of sales of Ocurest products or $4,000 per month, which ever is greater.

NOTE 7. PURCHASE OF OCUMED GROUP, INC.:

           On August 6, 2001, the Company acquired all of the issued and outstanding common stock of Ocumed Group, Inc. ("Ocumed") for 344,000,000 shares of common stock and a $5,600,000 Subordinated Debenture. The acquisition was accounted for using the purchase accounting method. Accordingly, the accompanying consolidated balance sheet includes the accounts of the Company and its wholly owned subsidiaries at February 28, 2001. The consolidated statement of operations and cash flows includes the accounts of the Company and its wholly owned subsidiaries as of August 6, 2001.

NOTE 8 - DEBT:

           The Company has two loan agreements totaling $2,896,978, payable over twelve years and one loan agreement for $989,127, payable over twenty years. The terms of the loan are interest at Prime plus 1.75% per annum. Principal and interest payable monthly. In addition, the Company incurred expenses relating to obtaining the loan agreements. These expenses are being amortized over the loan terms.

           A schedule of future payments of long term debt by fiscal year is as follows:

                     2003                          $    153,383
                     2004                               171,504
                     2005                               190,963
                     2006                               214,326
                     2007                               239,646
                     Thereafter                       2,916,283
                                                   ------------
                     Total                         $  3,886,105
                                                   ============

           The Company also has a Subordinated Income Debenture agreement with the former Ocumed Group, Inc., the New Jersey Corporation, shareholders in the amount of $5,600,000. This agreement is subordinated to the loans described above and provides for payment of principal and interest only after certain cash flow requirements have been met.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS:

From 1986 until October 25, 2000, the Company conducted no business operations except for organizational activities and looking for technologies and businesses to acquire.

In August 2001, the Company acquired all the outstanding shares of common stock of Ocumed Group, Inc. ("Ocumed"). Until then the Company had no income from operations and operating expenses aggregating $965,595.

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

RESULTS OF OPERATIONS:

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

Effective January 11, 2002, the Company amended its certificate of incorporation to change its name from Archer Systems Limited, Inc. to Ocumed Group, Inc. The name change was adopted to more clearly reflect the new operations of the Company, which began upon the acquisition of Ocumed in August of 2001.

The Company has eliminated the Archer Systems Limited, Inc., business development activities. Therefore, no financial information is included for these activities except as set forth in the footnotes to the Financial Statements presented herein.

The above mentioned acquisition was recorded as a purchase for accounting purposes. Therefore, the accompanying financial statements reflect the financial results of Archer Systems Limited, Inc. for the period May 1,2001, through January 31, 2002, and Ocumed, from August 1, 2001, through January 31, 2002.

For the three and nine months ending January 31, 2002, revenues increased from $0 generated in 2001, to $1,674,325 and $3,428,208, respectively. These increases were a result of the acquisition of Ocumed Group, Inc.

Net income from continuing operations for the three and nine months ended January 31, 2002,increased by $37,420, and $143,185 respectively, again a result of the acquisition of Ocumed. Net loss from discontinued operations for the three and nine months ending January 31, 2002 was $4,611 and $46,040 respectively as compared to $178,008 and $444,420 for the same periods of 2001. This net loss decrease was primarily due to financial public relations expenses incurred in 2001, not incurred in 2002.

LIQUIDITY AND CAPITAL RESOURCES:

           The Company's cash position was ($1,455) as of January 31, 2002. Cash flows from continuing operating activities during nine months ended January 31, 2002, were $43,890, due to the net income of $143,185 adjusted for a increase of current assets of $696,304 an increase in current liabilities of $16,992, depreciation and amortization of $518,652 and a decrease in deferred tax asset of $61,365.

           The net cash used in financing activities during the nine months ended January 31, 2002, consisted of a reduction of long-term borrowings of $77,658. During the next twelve months the Company plans to satisfy its operating cash requirements through the operations. of Ocumed Group, Inc., the operating company acquired August 6, 2001 (see Plan of Operations above).

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



Dated: March 18, 2002


OCUMED GROUP, INC.


By:  /S/   ALFRED R. CAGGIA
           ------------------
           Alfred R. Caggia
           President

By:   /S/  PAUL G. FILIPEK
           ------------------
           Paul G. Filipek
           Secretary/Treasurer


By:   /S/  LOUISE A. CUMMINGS
           ------------------
           Louise A. Cummings
           Director