Form 10QSB
period 2001-10-31
OCUMED GROUP INC
filed 2002-03-26
CIK 1088789

1





                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended OCTOBER 31, 2001
                                               ----------------

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

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
          12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
            filing requirements for the past 90 days. Yes X       No _____
                                                         ---


           As of February 10, 2002, 894,988 shares of the Common Stock were outstanding.

                          ARCHER SYSTEMS LIMITED, INC.
                          (A Development Stage Company)
                                FORM 10-QSB INDEX
                                October 31, 2001

                                     PART I

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Item 1.  Financial Statements (Unaudited):

         Balance Sheets at October 31, 2001 and 2000...........................3

         Statements of Operations for the three months
          ended October 31, 2001, and 2000.....................................5

         Statements of Operations for the six months
         ended October 31, 2001, and 2000......................................6

         Statements of Cash Flows from continuing
         operations for the six months ended
         October 31, 2001 and 2000.............................................7

         Statements of Stockholders' Equity (Deficit) for the period May
         1, 2001 through October 31, 2001......................................9

         Notes to Financial Statements........................................10

Item 2.  Management's Discussion and Analysis or Plan of Operations...........14

                                     PART II

Item 1. Legal Proceedings.....................................................11

Item 2. Changes in Securities.................................................12

Item 3. Defaults Upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

Signatures ...................................................................16



                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       October 31, 2001 and April 30, 2001

                                     ASSETS


                                                        10/31           4/30
                                                        -----           ----

CURRENT ASSETS:
       Cash in bank                                 $     9,831         $--
       Accounts receivable                            1,306,418          --
       Inventories                                    1,646,871          --
       Other current assets                             205,568          --
                                                    ------------     ---------
             Total current assets                     3,168,688          --
                                                    ------------     ---------

PROPERTY, PLANT &
       EQUIPMENT - NET                                7,048,141          --
                                                    ------------     ---------

OTHER ASSETS:
       Other assets                                     123,433          --
       Investments - long term                             --            --
       Deferred tax asset                               312,705          --
                                                    ------------     ---------
             Total other assets                         436,138          --
                                                    ------------     ---------

TOTAL ASSETS                                        $10,652,967         $--
                                                    ===========      =========







                 See accompanying notes to financial statements.







                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       October 31, 2001 and April 30, 2001

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       10/31           4/30
                                                   ------------    ------------
CURRENT LIABILITIES
       Accounts payable                            $    311,492    $       --
       Accrued expenses                                 198,469            --
       Current portion - long term debt                  14,914            --
       Current portion - net liabilities of
             discontinued operations                    212,572         208,189
                                                   ------------    ------------
             Total current liabilities                  871,674         208,189

LONG-TERM LIABILITIES
       Long term Debt                                 3,772,100            --
       Subordinated income debenture                  5,600,000            --
       Long term portion - net liabilities of
             discontinued operations                     24,370         245,156
                                                   ------------    ------------

TOTAL LIABILITIES                                    10,487,476         453,345
                                                   ------------    ------------

STOCKHOLDERS EQUITY
       Common stock ($0.0001 par value
             900,000,000 shares authorized
             894,988,414 and 539,988,414
             shares issued respectively)                 37,450           1,950
       Paid in capital                                1,018,052         499,052
       Accumulated deficit                             (890,010)       (954,347)
                                                   ------------    ------------
TOTAL STOCKHOLDER'S EQUITY                              165,491        (453,345)
                                                   ------------    ------------

TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY                        $ 10,652,967    $       --
                                                   ============    ============



                 See accompanying notes to financial statements.






                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                      UNAUDITED CONSOLIDATED STATEMENTS OF
         OPERATIONS For the Three Months Ended October 31, 2001 and 2000



                                                         2001            2000

Net sales                                            $ 1,753,883           --
Cost of goods sold                                       730,811           --
                                                     -----------    -----------
Gross Profit                                           1,023,072           --
Operating Expenses:
       Selling and marketing                             422,619           --
       General and administrative                        206,832           --
       Research and development                          138,337           --
                                                     -----------    -----------
Total operating expenses                                 767,788           --
                                                     -----------    -----------

Income from operations                                   255,284           --
                                                     -----------    -----------
Other income/(expense):
       Interest expense                                 (111,527)          --
       Financing expense                                  (2,526)          --
       Royalty income                                      9,862           --
                                                     -----------    -----------
Total other income/(expense)                            (104,191)          --
                                                     -----------    -----------

Income before provision for income taxes                 151,093           --
Provision for income taxes                                45,328           --
                                                     -----------    -----------
Net income from continuing operations                    105,765           --
Loss from discontinued operations                        (41,429)      (210,197)
                                                     -----------    -----------
Net income/(loss)                                    $    64,336    $  (210,197)
                                                     ===========    ===========

Net income/(loss) per common share:
       Basic income from continuing operations       $  0.170008    $      --
       Basic loss from discontinued operations         (0.066593)     (0.397983)
                                                     -----------    -----------
       Basic income/(loss) per common share          $  0.103415    $ (0.397983)
                                                     ===========    ===========

       Weighted average of common shares
          outstanding, basic                             622,121        526,012
                                                     ===========    ===========


         See accompanying notes to financial statements.






                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended October 31, 2001 and 2000



                                                         2001           2000
                                                     -----------    -----------

Net sales                                            $ 1,753,883    $      --
Cost of goods sold                                       730,811           --
                                                     -----------    -----------
Gross Profit                                           1,023,072           --
Operating Expenses:
       Selling and marketing                             422,619           --
       General and administrative                        206,832           --
       Research and development                          138,337           --
                                                     -----------    -----------
Total operating expenses                                 767,788           --
                                                     -----------    -----------

Income from operations                                   255,284           --
                                                     -----------    -----------
Other income/(expense):
       Interest expense                                 (111,527)          --
       Financing expense                                  (2,526)          --
       Royalty income                                      9,862           --
                                                     -----------    -----------
Total other income/(expense)                            (104,191)          --
                                                     -----------    -----------

Income before provision for income taxes                 151,093           --
Provision for income taxes                                45,328           --
                                                     -----------    -----------
Net income from continuing operations                    105,765           --
Loss from discontinued operations                        (41,429)      (266,412)
                                                     -----------    -----------
Net income/(loss)                                    $    64,336    $  (266,412)
                                                     ===========    ===========

Net income/(loss) per common share:
       Basic income from continuing operations       $  0.170008    $      --
       Basic loss from discontinued operations         (0.066593)     (0.506475)
                                                     -----------    -----------
       Basic income/(loss) per common share          $  0.103415    $ (0.506475)
                                                     ===========    ===========

       Weighted average of common shares
          outstanding, basic                             622,121        526,012
                                                     ===========    ===========


                 See accompanying notes to financial statements.





                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                    For the Six Months Ended October 31, 2001


Cash flows from operating activities:
      Net income from continuing operations                       $ 105,765

      Adjustments to reconcile net income to
          net cash used in operating activities:
              Depreciation and amortization                         259,326
              Decrease in deferred tax asset                         45,328

              (Increase)/decrease in assets:
                  Accounts receivable                              (152,902)
                  Inventories                                      (251,019)
                  Other current assets                              (12,000)
              Increase/(decrease) in liabilities:
                  Accounts payable                                   (2,995)
                  Accrued royalty expense                            20,170
                  Current portion - long term debt                    4,125
                                                                  ---------

      Net cash provided by operating activities                      15,798
                                                                  ---------

      Cash flows from financing activities:
          Debt repayment                                             38,280
                                                                  ---------

Net cash provided by/(used in) continuing
      operations                                                    (22,482)

Cash balance at merger date (August 1, 2001)                         32,313
                                                                  ---------

Cash balance at end of period                                     $   9,831
                                                                  =========




           See accompanying notes to financial statements.







                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited,Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                    For the Six Months Ended October 31, 2001


Suplemental disclosure of non cash investing and financing activities:

          Issuance of common stock in connection
              with the acquisition of Ocumed
                  Group, Inc.                                         $ 516,000

Suplemental disclosure of cash flow information:

      Cash paid during the periods for:

          Interest                                                    $(111,527)
          Income taxes:                                                    --















           See accompanying notes to financial statements.





                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                   UNAUDITED STATEMENT OF STOCKHOLDERS EQUITY
                 (DEFICIENCY) For The Period May 1, 2001 Through
                                October 31, 2001


                                                                                              Additional      Retained
                                                                     Common Stock              Paid in        Earnings
                                                                     ------------
                                                              Shares             Amount        Capital       (Deficit)
                                                              ------             ------        -------       ---------

Balance, April 30, 2001                                     539,988,414           1,950        477,863       (954,347)

       Shares issued for services                            11,000,000           1,100         37,400           --

       Shares issued for the purchase
       of Ocumed Group, Inc.                                344,000,000          34,400        481,600           --

       Reverse stock split (one share for every one
          thousand held)                                   (894,093,426)

       Net income for the period ending October 31, 2001           --              --             --           64,336
                                                           ------------    ------------   ------------   ------------

Balance, October 31, 2001                                       894,988    $     37,450   $    996,863   $   (890,010)
                                                           ============    ============   ============   ============
















                 See accompanying notes to financial statements


                               OCUMED GROUP, INC.
                     (FORMERLY ARCHER SYSTEMS LIMITED, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001


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

NOTE 3 - INVENTORIES:

         At October 31, inventories are comprised as follows:


         Finished Goods                                $   388,195
         Work-in-process                                   144,545
         Raw materials and supplies                      1,164,131
                                                       -----------

                                                       $ 1,646,871
                                                       ===========

NOTE 4 - PROPERTY AND EQUIPMENT:

         At October 31, property and equipment are comprised as follows:

                                                         Estimated
                                                        Useful Life
                                                        -----------

         Land                                                         $ 300,000
         Buildings                                        30 years    1,300,000
         Machinery and equipment                           7 years    8,700,941
                                                                     ----------
                                                                     10,300,941
           Less: accumulated depreciation                             3,252,800
                                                                     ----------

                 Property and Equipment, Net                         $7,048,141
                                                                     ==========

         Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

A. Operating Loss: The Company, as of October 31, 2001, has loss carry forwards totaling $2,038,135 that may be offset against - future taxable income.

B.       COMPONENTS - CURRENT AND DEFERRED:

                                                          OCTOBER 31, 2001
                                                          ----------------

                  Current Taxes                               $      0
                  Deferred                                    $651,272
                                                              --------
                                                              $651,272
                                                              --------

         Bases on management's present assessment, the Company has determined it to be more likely than not that a net deferred long term tax asset of $312,705 attributable to the future utilization of $2,038,136 of net operating loss carry forwards as of October 31, 2001, will be realized.

         Accordingly, the Company has provided a $338,567 allowance against the net deferred tax asset in the financial statements as of October 31, 2001. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                      APRIL 30      LOSS CARRY FORWARDS
                      --------      -------------------

                        2013           $  71,957
                        2014             193,836
                        2015             107,435
                        2016             263,958
                        2017              14,086
                                        --------
                  Net operating loss    $651,272
                    carry forward       --------

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

NOTE 8 - DEBT:

         The Company has two loan agreements totaling $2,928,804, payable over twelve years and one loan agreement for $992,437, payable over twenty years. The terms of the loan are interest at Prime plus 1.75% per annum. Principal and interest payable monthly. In addition, the Company incurred expenses relating to obtaining the loan agreements. These expenses are being amortized over the loan terms.

         A schedule of future payments of long term debt by fiscal year is as follows:

                           2002                          $  149,141
                           2003                             166,760
                           2004                             185,681
                           2005                             208,397
                           2006                             233,017
                           Thereafter                     2,978,244
                                                         ----------

                           Total                         $3,921,241
                                                         ==========

         The Company also has a Subordinated Income Debenture agreement with the former Ocumed Group, Inc., the New Jersey Corporation, in the amount of $5,600,000. This agreement is subordinated to the loans described above and provides for payment of principal and interest only after certain cash flow requirements have been met.

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

The Company has eliminated the Archer Systems Limited, Inc., business development activities. Therefore no financial information is included for these activities except as set forth in the footnotes to the Financial Statements presented herein.

The above mentioned acquisition was recorded as a purchase for accounting purposes. Therefore, the accompanying financial statements reflect the financial results of Archer Systems Limited, Inc. for the period May 1, 2001, through October 31, 2001, and Ocumed, from August 1, 2001, through October 31, 2001.

For the three and six months ending October 31, 2001, revenues increased from $0 generated in 2001, to $1,674,325. This increase was a result of the acquisition of Ocumed Group, Inc.

Net income from continuing operations for the three and six months ended October 31, 2001, increased by $37,420, and $143,185 respectively, again a result of the acquisition of Ocumed. Net loss from discontinued operations for the three and nine months ending January 31, 2002 was $4,611 and $46,040 respectively as compared to $178,008 and $444,420 for the same periods of 2001. This net loss decrease was primarily due to financial public relations expenses incurred in 2001, not incurred in 2002.

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



Dated: March 18, 2002


OCUMED GROUP, INC.


By:  /S/  ALFRED R. CAGGIA
     ---------------------
         Alfred R. Caggia
         President

By:   /S/  PAUL G. FILIPEK
      --------------------
         Paul G. Filipek
         Secretary/Treasurer


By:   /S/  LOUISE A. CUMMINGS
      -----------------------
            Louise A. Cummings
            Director