Form 10KSB
period 2002-04-30
OCUMED GROUP INC
filed 2002-08-05
CIK 1088789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

         [X] Annual Report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended APRIL 30, 2002.

                         Commission file number 0-26955

                               OCUMED GROUP, INC.
                     (Formerly Archer Systems Limited, Inc.)
                 (Name of Small Business Issuer in its charter)

                               DELAWARE 22-3652650
                               -------- ----------
                (State or other jurisdiction of (I.R.S. Employer
               Incorporation or organization) Identification No.)

   119 HARRISON AVE, ROSELAND, NJ                           07068
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

                           Yes __X__ No _____


     Indicate by check mark if disclosure for delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained to the best of the Registrant's knowledge, in a Proxy or Information Statement incorporated by reference in Part III of this Form 10-KSB, of any Amendment to this Form 10-K [X].

     The registrant's revenues for its most recent fiscal year were;  $5,232,587

     The number of shares outstanding of the registrant's class of common stock on July 31, 2002 was 24,841,572 shares.

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $345,597 as of July 31, 2002.

                               OCUMED GROUP, INC.
                     (Formerly Archer Systems Limited, Inc.)
                                   FORM 10-KSB
                    For the fiscal year ended April 30, 2002

                                TABLE OF CONTENTS
                                -----------------

                                     PART I                                PAGE
                                     ------                                ----

Item 1.       Description of Business                                         3

Item 2.       Description of Properties                                       5

Item 3.       Legal Proceeding                                                5

Item 4.       Submission of Matters to a Vote of Security Holders             5

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters        5

Item 6.       Management's Discussion and Analysis or Plan of Operations      6

Item 7.       Financial Statements                                            8

Item 8.       Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                           8

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;   8
                  Compliance with Section 16(a) of the Exchange Act

Item 10       Executive Compensation                                         10

Item 11.      Security Ownership of Certain Beneficial Owners
                 and Management                                              10

Item 12.      Certain Relationships and Related Transactions                 12

Item 13.      Exhibits and Reports on Form 8-K                               12

Signatures                                                                   17

Index to Financial Statements                                               F-1






                                     PART I.


ITEM 1.      DESCRIPTION OF BUSINESS
             -----------------------

BACKGROUND

     Ocumed Group, Inc. (the "Company"), formerly Archer Systems Limited, Inc., is a publicly held company, incorporated on March 19, 1986, under the laws of the State of Delaware. The Company originally intended to develop and/or operate Internet and technology related companies through majority owned subsidiaries and expansion of its investment in other Internet companies through venture capital arrangements. However, this objective was never realized.

     Early in 2001, then management of the Company elected to seek a new business direction. After exploring a number of alternative business opportunities, management decided to acquire the business and assets of Ocumed Group, Inc. ("Ocumed"), a privately held corporation incorporated in August 1998, under the laws of the State of New Jersey. In the opinion of the Company's then management Ocumed offered the greatest potential for success and future profitability for the Company. On August 6, 2001, the Company acquired all the outstanding shares of common stock of Ocumed, in exchange for three hundred and forty four million (344,000,000) shares of its common stock and a five million six hundred thousand ($5,600,000) Subordinated Income Debentures (the "Exchange").

     In January 2002, to better reflect this new business direction, the Company changed its name from Archer Systems Limited, Inc. to Ocumed Group, Inc. At the same time the Company reverse split the outstanding shares of common stock of the Company on the basis one new share for every one thousand (1,000) issued and outstanding. This action was taken to enhance the Company's ability to raise capital and make acquisitions.

     In April 2002, the Subordinated Income Debentures, held by certain of the Company's principal shareholders, were converted to shares of Common Stock. As a result of the conversion the Company issued 22,303,712 shares of Restricted Common Stock, as defined under Rule 144 of the Securities Act Of 1933, as amended.

     Also in April 2002, the former President and two shareholders exercised their right to convert their Note Consolidation Agreements to Common Stock. As a result of these conversions the Company issued 1,230,438 shares of Restricted Common Stock, as defined under Rule 144 of the Securities Act Of 1933, as amended.

     Due to the totally new business operations of Ocumed, the discussion herein does not relate to the discontinued development stage business activities of Archer Systems Limited, Inc. Rather the following information relates solely to new business and plans of Ocumed.

     CURRENT OPERATIONS

     The Company produces and sells a broad range of ophthalmic products for both the prescription ("Rx") and over-the-counter (OTC) pharmaceutical markets. These products support lens care and eye care as well as diagnostic, surgical and therapeutic ophthalmic applications.

     The Company markets and distributes its branded product lines nationally through major drug chains, wholesalers, hospitals, surgi-centers and related buying groups as well as internationally to selective markets. The Company's products are focused on a group of patented and proprietary drug delivery systems for applications in surgery, diagnostics, therapy, and lens care in the ophthalmic field. These product lines include; OPHTHA-DOSE P.F.(TM) a preservative free unit of use dispenser for eye drops, OCUREST(TM), a patented multi-dose dispenser for prescription (Rx) and over-the-counter (OTC) ophthalmic applications, and MINI-MED(TM), a controlled dispenser system for delivering highly accurate quantities of drugs.

     SUPPLIERS AND CUSTOMERS - Materials and components for the Company's products are readily available and are purchased from a wide variety of suppliers; the loss of any one suppler would not adversely affect the company's business to a significant extent. No material part of the company's business, taken as a whole, is dependent upon a single or a few customers.

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

      SEASONALITY AND WORKING CAPITAL - The nature of the products sold by the Company are not significantly impacted by seasonality issues. In general, the working capital requirements in each of the company's segments are typical of those businesses.

      COMPETITION AND MARKETS - Products are marketed throughout the U.S. The market for the products is highly competitive in the U.S. and some of its competitors are better capitalized and have greater resources. The company competes on the basis of product performance, quality, technology, price, service, warranty and reliability, with strong emphasis on service.

      GOVERNMENT REGULATION - The Company's products are subject to regulation by governmental authorities in the United States and other markets. These authorities, including the Food and Drug Administration (FDA) in the United States, generally require extensive testing of new products prior to sale and have jurisdiction over the safety, efficacy and manufacturing of products, as well as product labeling and marketing. In most cases, significant amounts of time and money must be spent to bring a new product to market in compliance with these regulations. The regulation of pharmaceutical products and medical devices, both in the Untied States and in other markets, has historically been subject to change.

      ENVIRONMENT - Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control facilities were not material during 2002 and are not anticipated to be material for 2003 or 2004.

      EMPLOYEES - At present the Company ten administrative, eight quality control and R&D and forty production and packaging employees. As the Company continues to expand it will require additional employees both skilled and unskilled. No assurance can be given that it will be able to attract the type and quality of employees the operation will require.


     ITEM 2.      DESCRIPTION OF PROPERTIES

     The Company owns manufacturing and distribution facilities in Roseland, NJ. These facilities include approximately 27,000 sq. ft. of sterile manufacturing, pharmaceutical processing and related laboratory support activities, together with 3,000 sq. ft. of administrative offices.

     The Company leases, from a principal shareholder, approximately 5,000 sq. ft. of sterile manufacturing and laboratory facilities in Sarasota, Fl. The Company also operates several small packaging and distribution facilities located throughout the United States and Canada.


     ITEM 3.      LEGAL PROCEEDINGS

     There are no material legal proceedings pending or threatened against the Company.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5.      MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     The Company's common stock is traded on the OTC electronic Bulletin Board under the trading symbol "OCUM." There is no assurance that the common stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

     The following table shows the quarterly quotes of high and low prices for the Company's common stock on the OTC Bulletin Board during fiscal year 2002 and 2001.

     FISCAL 2002

     QUARTER ENDED:                         HIGH                       LOW

     July 31, 2001                          $3.00                      $1.00
     October 31, 2001                      $27.00                      $3.00
     January 31, 2002                       $3.00                      $0.35
     April 30, 2002                         $1.80                      $1.20

     FISCAL 2000

     QUARTER ENDED:                         HIGH                       LOW

     July 31, 2000                          $78.00                     $32.00
     October 31, 2000                       $51.00                     $15.00
     January 31, 2001                       $29.00                     $11.00
     April 30, 2001                         $11.00                     $ 4.00

     The source of this information is Bloomberg Quotation Services and broker-dealers making a market in the Company's common stock. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The closing sales price of the Common Stock as reported on the OTC electronic Bulletin Board on July 31, 2002 was $0.25.

     HOLDERS

     As of July 31, 2002, there were approximately 2,000 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

     DIVIDENDS

     The Company has never paid or declared any dividends on its common stock and does not anticipate cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Ocumed Group, Inc. (the "Company"), formerly Archer Systems Limited, Inc., is a publicly held company, incorporated on March 19, 1986, under the laws of the State of Delaware. On August 6, 2001, the Company acquired all the outstanding shares of common stock of Ocumed Group, Inc., a privately held corporation incorporated in August 1998, under the laws of the State of New Jersey. In January 2002, to better reflect this new business direction, the Company changed its name from Archer Systems Limited, Inc. to Ocumed Group, Inc.

     The Company has accounted for the acquisition as a reverse acquisition of Ocumed. The Company was deemed the accounting acquirer in the transaction. The former business activities of the Company and its subsidiaries were discontinued. Consequently, in the opinion of management, any comparative discussion of the Company's present financial condition and the financial conditions prior to the acquisition of Ocumed would be meaningless and would most likely result in confusion to the reader. Anyone interested in the prior activities of the Company are referred to the Company's 10-QSB's and 10-KSB's filed with the Commission prior to August 2001.The discussion herein relates solely to the financial condition of the Company following its acquisition of Ocumed.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     With the exception of historical information, the matters discussed herein contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could" and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations, include but are not limited to the following:

     a.  Inability of the Company to secure adequate financing;

     b.  Unexpected economic changes in the United States and

     c. The imposition of new restrictions or regulations by government agencies that affect the Company's products.

     To the extent possible, the following discussion will highlight the activities solely of the Company's efforts in manufacturing and marketing its products from the date of the Acquisition Agreement on August 6, 2001 through April 30, 2002.

     RESULTS OF OPERATIONS

     As indicated above the following discussions refer to the results of operations for Ocumed for the period August 1, 2001, through April 30, 2002 (three-quarters)

     For the twelve months ending April 30, 2002, revenues were $5,232,587 an increase of approximately twenty percent over the comparable period ending April 30, 2001. This increase is due to the combined result of newly acquired products and related marketing programs put in place in 1998.

     Gross profit from continuing operations of $2,971,743 or 56.8% increased from approximately 54% from 2001, as a result of the increased volume creating more efficient utilization of manufacturing operations.

     Net income from continuing operations for the year ended April 30, 2002 of $194,966 compares to break even for the comparable period 2001. This again is the result of increased sales and more efficient utilization of the manufacturing operations.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $5,101 as of April 30, 2002. Cash flows used in operating activities for the year ended April 30, 2002, were ($275,381), due to the net income of $194,966 adjusted for a increase of current assets of $769,138, an decrease in current liabilities of $562,744, depreciation and amortization of $777,978 and a decrease in deferred tax asset of $83,557. The increase in current assets was due to the increase sales requiring a larger investment in accounts receivables and inventories. Current liabilities decreased as a resulted of payment of certain consulting fees incurred in connection with the acquisition of Ocumed. These fees were satisfied through the issuance of Common Stock registered by Form S-8SB.

     The net cash used in investing activities for the year ended April 30, 2002, were expenditures made in support of, manufacturing plant validation requirements for product line expansion.

     The net cash used in financing activities during the nine months ended April 30, 2002, consisted of the issuance of common stock of $6,306,200 and the reduction of long term borrowings of $5,720,442. During the next twelve months the Company plans to satisfy its operating cash requirements through operations.

     ITEM 7.  FINANCIAL STATEMENTS

     As discussed earlier, the former business activities of the Company had been conducted by Archer Systems Limited, Inc., whose activities were terminated during fiscal 2002, in conjunction with the Company's acquisition of Ocumed Group, Inc. The acquisition of Ocumed on August 6, 2001, has been accounted for as a reverse purchase, hence, the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders' Equity are effectively that of Ocumed Group, Inc. The former activities of Archer are shown as Discontinued Operations in the Consolidated Balance Sheet and Consolidated Statement of Operations.

     The financial statements required by this Item are set forth beginning on page F-1 hereof.

                               Ocumed Group, Inc,
                     (Formerly Archer Systems Limited, Inc.)


                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----


Report of Independent Certified Public Accountants........................F-2

Consolidated Balance Sheet for the year ended April 30, 2002..............F-3

Consolidated Statement of Operations for the fiscal year ended
         April 30, 2002...................................................F-5

Consolidated Statement of Cash Flows for the year ended
         April 30, 2002...................................................F-6

Consolidated Statement of Stockholders' Equity for the
         year ended April 30,2002.........................................F-8

Notes to Consolidated Financial Statements................................F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and the Shareholders of Ocumed Group, Inc.
(Formerly Archer Systems Limited, Inc.)
119 Harrison Avenue
Roseland, NJ 07068


We have audited the accompanying consolidated balance sheet of Ocumed Group, Inc. and subsidiaries as of April 30, 2002, and the related consolidated statement of operations, consolidated statement of cash flows and statement of stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Ocumed Group, Inc. as of April 30, 2002, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/ SCHONBRAUN SAFRIS MCCANN BERKRITSKY & CO., L.L.C.
-----------------------------------------------------
Roseland, New Jersey
July 24, 2002



                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                At April 30, 2002

  ASSETS


CURRENT ASSETS:
      Cash in bank                                                   $     5,101
      Accounts receivable                                              1,373,186
      Inventories                                                      1,794,321
      Other current assets                                               344,568
                                                                     -----------
           Total current assets                                        3,517,176
                                                                     -----------

PROPERTY, PLANT &
      EQUIPMENT - NET                                                  7,366,470
                                                                     -----------

OTHER ASSETS:
      Other assets                                                       118,381
      Deferred tax asset                                                 486,336
                                                                     -----------
           Total other assets                                            604,717
                                                                     -----------

TOTAL ASSETS                                                         $11,488,363
                                                                     ===========









           See accountants' report and notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                At April 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable                                               $   398,739
      Accrued expenses                                                   224,857
      Current portion - long term debt                                   157,663
      Current portion - net liabilities of
           discontinued operations                                       182,011
                                                                     -----------
           Total current liabilities                                     963,270

LONG-TERM LIABILITIES
      Long term debt                                                   3,689,938
      Long term portion - net liabilities of
           discontinued operations                                       164,227
                                                                     -----------

TOTAL LIABILITIES                                                      4,817,435
                                                                     -----------

STOCKHOLDERS' EQUITY
      Common stock ($0.0001 par value
           900,000,000 shares authorized
           24,841,572 and 539,988 shares
           issued respectively)                                           39,845
      Paid in capital                                                  7,441,185
      Accumulated deficit                                               (810,102)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                             6,670,928
                                                                     -----------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                           $11,488,363
                                                                     ===========







           See accountants' report and notes to financial statements.


                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        For the Year Ended April 30, 2002


 Net sales                                                          $ 5,232,587
 Cost of goods sold                                                   2,260,844
                                                                    -----------
 Gross Profit                                                         2,971,743
 Operating Expenses:
       Selling and marketing                                          1,268,108
       General and administrative                                       709,068
       Research and development                                         412,718
                                                                    -----------
 Total operating expenses                                             2,389,894
                                                                    -----------

 Income from operations                                                 581,849
                                                                    -----------
 Other income/(expense):
       Interest expense                                                (329,251)
       Financing expense                                                 (7,578)
       Royalty income                                                    33,503
                                                                    -----------
 Total other income/(expense)                                          (303,326)
                                                                    -----------

 Income before provision for income taxes                               278,523
 Provision for income taxes                                              83,557
                                                                    -----------
 Net income from continuing operations                                  194,966
 Loss from discontinued operations                                      (50,721)
                                                                    -----------
 Net income/(loss)                                                  $   144,245
                                                                    ===========

 Net income/(loss) per common share:
       Basic income from continuing operations                      $     0.059
       Basic loss from discontinued operations                      $    (0.015)
                                                                    -----------
       Basic income/(loss) per common share                         $     0.044
                                                                    ===========

       Weighted average of common shares
          outstanding, basic                                          3,311,746
                                                                    ===========





           See accountants' report and notes to financial statements.
                                       F-5



                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended April 30, 2002


Cash flows from operating activities:
     Net income from continuing operations                  $   194,966

     Adjustments to reconcile net income to net cash used
         in operating activities:
            Depreciation and amortization                       777,978
            Decrease in deferred tax asset                       83,557

            (Increase)/decrease in assets:
                Accounts receivable                            (219,669)
                Inventories                                    (398,469)
                Other current assets                           (151,000)
            Increase/(decrease) in liabilities:
                Accounts payable                               (621,949)
                Accrued royalty expense                          46,558
                Current portion - long term debt                 12,647
                                                             ----------

     Net cash used in operating activities                     (275,381)
                                                             ----------

     Cash flows from investing activities:
         Purchase of property, plant & equipment               (337,589)
                                                             ----------

     Cash flows from financing activities:
         Issuance of common stock                             6,306,200
         Debt repayment                                      (5,720,442)
                                                            -----------
                                                                585,758
                                                            -----------

Net cash (used in) continuing operations                        (27,212)

Cash balance at merger date (August 1, 2001)                     32,313
                                                            -----------

Cash balance at end of period                               $     5,101
                                                            ===========



           See accountants' report and notes to financial statements.
                                       F-6

                               Ocumed Group, Inc.
                    (Formerly Archer Systems Limited, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the Year Ended April 30, 2002


Suplemental disclosure of non cash investing and financing activities:


         Issuance of common stock in connection
            with the conversion of debt                          $ 6,621,363

Suplemental disclosure of cash flow information:

     Cash paid during the periods for:

         Interest                                                $ (329,251)
         Income taxes:                                                     -























           See accountants' report and notes to financial statements.
                                       F-7



                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For The Ended April 30, 2002

                                                                                ADDITIONAL   RETAINED
                                                     COMMON STOCK               PAID IN      EARNINGS
                                                        SHARES        AMOUNT    CAPITAL      (DEFICIT)
                                                        ------        ------    -------      ---------

Balance, August 1, 2001 (merger date)                 894,988,414    $37,450   $1,018,052   $(965,595)

      Reverse stock split (one share for every one
         thousand held)                              (894,093,426)      --           --          --

      Shares issued for the conversion of debt         23,946,584      2,395    6,423,133        --

      Net income for the nine months ending
         April 30, 2002                                      --         --           --       155,493
                                                     ------------    -------   ----------   ---------
Balance, April 30, 2002                                24,841,572    $39,845   $7,441,185   $(810,102)
                                                     ============    =======   ==========   =========











            See accountants' report and notes to financial statements
                                       F-8

                               OCUMED GROUP, INC.
                     (Formerly Archer Systems Limited, Inc.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. ORGANIZATION: Ocumed Group, Inc. (the "Company"), formerly Archer Systems Limited, Inc., was incorporated on March 19, 1986, under the laws of the State of Delaware. On August 6, 2002, the Company Merged with Ocumed Group, Inc. ("Ocumed"), a company incorporated in August 1998, under the State of New Jersey. Ocumed became a wholly owned subsidiary of the Company In January 2002 the Company changed its name from Archer Systems Limited, Inc. to Ocumed Group, Inc.

         Pursuant to the merger agreement, the former business activities of Archer Systems Limited, Inc. and its wholly owned subsidiaries were discontinued.

         The Company produces and sells a broad range of ophthalmic products for both the prescription (Rx) and over-the-counter (OTC) pharmaceutical markets. These products support lens care and eye care as well as diagnostic, surgical and therapeutic ophthalmic applications.

B. CONSOLIDATION: The consolidated financial statements include all the accounts of Ocumed Group, Inc. and controlled entities. The Company accounts for its investments in consolidated subsidiaries by the equity method. All inter-company transactions are eliminated.

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

NOTE 2 - MERGER:

         On August 6, 2002, the Company merged with Ocumed. The Officers and Directors of Ocumed became the new management of the Company.

         The Company has accounted for the acquisition as a reverse acquisition of Ocumed. The Company was deemed the accounting acquirer. Accordingly, stockholders' equity has been restated to reflect the number of shares of common stock outstanding after the merger and the retained deficit of the Company prior to the merger. The former activities of the Company were discontinued and are included in discontinued operations in the statement of operations and net liabilities of discontinued operations in the balance sheet.

NOTE 3 - INVENTORIES:

         At April 30, inventories are comprised as follows:


          Finished Goods                                            $   368,475
             Work-in-process                                            157,487
             Raw materials and supplies                               1,268,359
                                                                     ----------
                                                                    $ 1,794,321
                                                                    ===========





NOTE 4 - PROPERTY AND EQUIPMENT:

         At April 30, property and equipment are comprised as follows:

                                                 ESTIMATED
                                                USEFUL LIFE
                                                -----------

             Land                                                $300,000
             Buildings                           30 years       2,200,000
             Machinery and equipment              7 years       8,545,890
                                                                ---------
                                                               11,045,890
               Less: accumulated depreciation                   3,679,420
                                                               ----------

                     Property and Equipment, Net               $7,366,470
                                                               ==========

         Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

A. Operating Loss: The Company, as of April 30, 2002, has loss carry forwards totaling $2,013,367 that may be offset against future taxable income.

       B.  COMPONENTS - CURRENT AND DEFERRED:
           ----------------------------------
                                                             APRIL 30, 2002

                  Current Taxes                               $      0
                  Deferred                                    $644,213
                                                              --------
                                                              $644,213
                                                              --------

            Bases on management's present assessment, the Company has determined it to be more likely than not that a net deferred long term tax asset of $486,336 attributable to the future utilization of $2,013,367 of net operating loss carry forwards as of April 30, 2002, will be realized.

            Accordingly, the Company has provided a $157,877 allowance against the net deferred tax asset in the financial statements as of April 30, 2002. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                    APRIL 30                        LOSS CARRY FORWARDS
                    ---------                       -------------------

                     2013                             $   205,798
                     2014                                 643,480
                     2015                                 337,022
                     2016                                 776,346
                     2017                                  50,721
                                                      -----------

                  Net operating loss carry forward    $ 2,013,367
                                                      -----------





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

NOTE 7 - DEBT:

         The Company has two loan agreements totaling $2,862,819, payable over twelve years and one loan agreement for $984,783, payable over twenty years. The terms of the loan are interest at Prime plus 1.75% per annum. Principal and interest payable monthly. In addition, the Company incurred expenses relating to obtaining the loan agreements. These expenses are being amortized over the loan terms.

         A schedule of future payments of long term debt by fiscal year is as follows:

                           2003                    $     157,663
                           2004                          175,552
                           2005                          197,029
                           2006                          220,306
                           2007                          246,333
                           Thereafter                  2,850,719
                                                     -----------

                           Total                   $   3,847,601
                                                    ============





`

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on accounting on accounting and financial disclosures. Management of the Company has elected to change the Company's independent auditors and Schonbraun Safris McCann Berkritsky & Co. L.L.C. has been substituted as Certified Public Accountants in place of Gerald Brignola C.P.A., P.A.

                                    PART III

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT


                                           POSITION          YEAR FIRST BECAME
     NAME                    AGE           WITH COMPANY     DIRECTOR OR OFFICER
     ----                    ---           ------------     -------------------

     Alfred R. Caggia        71            President/Director         2001

     Paul G. Filipek         59            Secretary/Treasurer
                                           Director                   2001

     Each director serves until the next annual meeting of shareholders and/or until his respective successor is duly elected and qualifies. Executive officers are appointed by the Board to serve at the discretion of the directors.

     ALFRED R. CAGGIA, President/Director - Has been an officer and director of the Company since August 6, 2001. He holds a B.S Degree in Management Engineering from NewYork University and an M.B.A Degree from the Graduate School of Business, New York University. He is broadly experienced in directing corporate functions and developing total management activities, particularly those involving the building of ophthalmic and related pharmaceutical businesses. Mr. Caggia's thirty year career in the pharmaceutical and health care industries includes serving as Director of U.S. Operations for Bristol- Myers Squibb, Vice President and General Manager of Damon Corporation's Human and Veterinary Pharmaceutical Divisions, and President of Steri Med, Laboratories, a multifaceted national pharmaceutical manufacturing company. Mr. Caggia is a faculty member of Fairleigh Dickenson University's Alfred E. Driscoll School of Pharmaceutical and Chemical Sciences. He has served as Vice President and a Director of National Association of Pharmaceutical Manufacturers (NAPM).

     PAUL G. FILIPEK, Secretary/Treasurer/Director - Has been an officer and director of the Company since August 6, 2001. He is a Certified Public Accountant and holds a B.S. Degree in Accounting from Susquehanna University. He is a skilled financial executive with more than thirty years experience in internal and external financial reporting, banking relations, insurance and financial planning and analysis. His business experience includes being an Audit Manager with Price Waterhouse & Co., as well as Controllership positions with Interpace Corporation, a New York Stock exchange Fortune 500 manufacturing company and Chief Financial Officer of Scallop Thermal Management.

     LOUISE A. CUMMINGS, Vice President Administration/Director has been an Officer of the Company since August 6, 2001 and a Director since February 6, 2002.Mrs. Cummings holds a B.A. degree from St. Elizabeth's College, Madison, NJ, and is a Graduate of Berkeley School of Sciences, New York, NY. Associated with Ocumed for over ten years, she possesses a comprehensive background spanning over twenty-five years in all phases of corporate administrative functions; including Human Resources, licensing and contract services, compliance and related insurance activities Mrs. Cummings business experience includes assignments as Administrative Assistant to the President for Sterimed Laboratories, as well as Administrator of Personnel Services at Simmons Company, Inc., N.Y., and Assistant to Mutual Funds Manager for W.E. Hutton & Co.

     Alfred Caggia, Paul Filipek and Louise Cummings, as officers and directors, devote 100% of their time and efforts to the business and affairs of the Company.

     Aside from the above officers and directors, there are no other persons whose activities will be material to the operations of the Company at this time.

     COMMITTEES

     There are no committees established by the Board of Directors at this time.

     FAMILY RELATIONSHIPS

     There are no family relationships between or among the executive officers and directors of the Company.

     ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to remuneration received by officers and directors as of April 30, 200, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2002:

     NAME AND PRINCIPAL POSITION           YEAR              SALARY
     -------------------------------------------------------------------------

     Alfred R. Caggia                      2002              $112,500

     Paul G. Filipek                       2002              $112,500

     Louise A. Cummings                    2002              $ 56,250
------------------------------------------------------------------------------

     (1) The Company has varying compensation agreements with its executive officers as more partially described in this Report.

     The Company has entered into verbal employment agreements with each of the parties listed above. These oral understandings are presently in the process of being converted into written employment agreements. It is expected that these agreements will be for a period of not less than five years with the starting salary being as set forth above. Each of the Company's employees, including officers and directors, may receive annual bonuses, either in the form of cash payments or the issuance of Warrants to purchase shares of common stock of the Company. It is the policy of the Company, with respect to the issuance of Warrants, that such Warrants will be exercisable at the "fair market value" of the Company's common stock on the date of the grant of such Warrants.

     COMPENSATION OF DIRECTORS

     The Company has no standard arrangements for compensating directors of the Company for their attendance at meetings of the Board of Directors.

     There were no stock appreciation rights granted, nor were any stock options granted, to any of the above named officers in the fiscal year ended April 30, 2002 and no cash compensation was paid to any director of the Company.

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

     Security ownership of certain beneficial owners:



                      NAME AND                    AMOUNT AND
                      ADDRESS OF                  NATURE OF
                      BENEFICIAL                  BENEFICIAL       PERCENT OF
   TITLE OF CLASS      OWNER                       OWNER (1)        CLASS(2)
   --------------      -----                       ---------    ---------------

       Common        Ocumed, Inc.  (3)            11,323,856         44.2%
                     119 Harrison Avenue
                     Roseland, NJ  07068

                     Crossgates Limited
                        Partners(4)                6,287,004         24.6%
                     119 Harrison Avenue
                     Roseland, NJ  07068

                     STMI Investments, Inc. (5)    5,036,852         19.7%
                     119 Harrison Avenue
                     Roseland, NJ  07068



     Security ownership of management:


                            NAME AND                   AMOUNT AND
                            ADDRESS OF                 NATURE OF
                            BENEFICIAL                 BENEFICIAL           PERCENT OF
      TITLE OF CLASS         OWNER                      OWNER (1)            CLASS(2)
      --------------         -----                      ---------            --------

          Common            Alfred R. Caggia (3)       11,323,856              44.2%
                            119 Harrison Avenue
                            Roseland, NJ  07068

                            Paul G. Filipek(4)         11,323,856              44.2%
                            119 Harrison Avenue
                            Roseland, NJ  07068

                            Includes all officers and  22,647,712              88.4%
                            Directors of the Company
                            As a Group (2 Persons)


(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 25,606,138 shares outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.



(3) Ocumed, Inc., of which Alfred Caggia is the sole officer/director and majority shareholder, individually owns 11,323,856 shares.

(4) Crossgates Limited Partners, of which STMI Investments, Inc., is the general partner and Paul Filipek is the sole Limited Partner, individually owns 6,287,004 shares.

(5) STMI Investments, Inc., of which Paul Filipek is the sole officer and director, individually owns 5,036,852 shares.

(6) Alfred Caggia is President and a Director of the Company and individually owns no shares of the Company. .

(7) Paul Filipek is Secretary/Treasurer and Director of the Company and individually owns no shares of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases it manufacturing facility located in Sarasota Florida from Alfred R. Caggia, President of Ocumed Group, Inc. The lease is a ten (10) year lease expiring in 2008 with an option to renew for an additional ten (10) years. The lease is "triple net," meaning the Company pays all of the operating costs (ie: property taxes, insurance, water and sewer) plus rent of $2,700 per month to Mr. Caggia.

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

                                               Ocumed Group, Inc.

                                               BY: /S/ ALFRED CAGGIA
                                               ---------------------

Dated:  July 31, 2002                          Alfred Caggia, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant have signed this report below on January 11, 2002 in the capacities indicated:

         SIGNATURES                                  TITLE
         ----------                                  -----

       /S/ ALFRED CAGGIA                       Principal Executive
       (Alfred Caggia)                         Officer and Director



       /S/ PAUL FILIPEK                        Secretary/Treasurer/Director
       --------------------
       (Paul Filipek)


       /S/ LOUISE A. COMMINGS                  Vice President/Director
       ----------------------
       (Louise A. Commings)