Form 10QSB
period 2002-07-31
OCUMED GROUP INC
filed 2002-09-16
CIK 1088789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal quarter ended JULY 31, 2002

                         Commission file number 0-26955

                               OCUMED GROUP, INC.

           (Name of small business issuer as specified in its charter)

 DELAWARE                                                      22-3652650
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                                Identification No.)

                    119 HARRISON AVENUE, ROSELAND, NJ, 07068
                    (Address of principal executive offices)

                                 (973) 226-2330
                           (Issuer's telephone number)

 Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes   X      No
                                                -----       -----

        As of August 31, 2002, 24,834,653 shares of the Common Stock were outstanding.

                               Ocumed Group, Inc.
                                   FORM 10-QSB
                                  July 31, 2002

                                     PART I

                                                                                      Page
                                                                                     Number
                                                                                     ------
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheet.............................................      3

          Consolidated Statement of Operations...................................      5

          Consolidated Statement of Cash Flows From
                   Continuing Operations.........................................      6

          Consolidated Statement of Stockholders' Equity.........................      8

          Notes to Consolidated Financial Statements.............................      9

Item 2.   Management's Discussion and Analysis or Plan of Operations.............     13

                                PART II

Item 1.   Legal Proceedings......................................................     15

Item 2.   Changes in Securities..................................................     15

Item 3.   Defaults Upon Senior Securities........................................     15

Item 4.   Submission of Matters to a Vote of Security Holders....................     15

Item 5.   Other Information......................................................     15

Item 6.   Exhibits and Reports on Form 8-K.......................................     15

          Signatures.............................................................     17

                               OCUMED GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                          AT JULY 31 AND APRIL 30, 2002

                                     ASSETS


                                      July 31       April 30
                                   -----------    -----------
CURRENT ASSETS:
      Cash in bank                 $    51,641    $     5,102
      Accounts receivable            1,454,856      1,373,185
      Inventories                    1,895,721      1,794,321
      Other current assets             352,568        344,568
                                   -----------    -----------
           Total current assets      3,754,786      3,517,176
                                   -----------    -----------

PROPERTY, PLANT &
      EQUIPMENT - NET                7,109,670      7,366,470
                                   -----------    -----------

OTHER ASSETS:
      Other assets                     115,855        118,381
      Deferred tax asset               458,848        486,336
                                   -----------    -----------
           Total other assets          574,703        604,717
                                   -----------    -----------

TOTAL ASSETS                       $11,439,159    $11,488,363
                                   ===========    ===========


                 See accompanying notes to financial statements.

                               OCUMED GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                          AT JULY 31 AND APRIL 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  July 31         April 30
                                                ------------     ------------
CURRENT LIABILITIES
      Accounts payable                          $    307,332     $    398,738
      Accrued expenses                               240,142          224,858
      Current portion - long term debt               162,148          157,663
      Current portion - net liabilities of
           discontinued operations                   183,941          182,011
                                                ------------     ------------
           Total current liabilities                 893,563          963,270

LONG-TERM LIABILITIES
      Long term debt                               3,648,232        3,689,938
      Long term portion - net liabilities of
           discontinued operations                   165,249          164,227
                                                ------------     ------------

TOTAL LIABILITIES                                  4,707,044        4,817,435
                                                ------------     ------------

STOCKHOLDERS' EQUITY
      Common stock ($0.0001 par value
           900,000,000 shares authorized
           24,834,653 shares issued)                  39,845           39,845
      Paid in capital                              7,441,185        7,441,185
      Accumulated deficit                           (748,915)        (810,102)
                                                ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                         6,732,115        6,670,928
                                                ------------     ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                      $ 11,439,159     $ 11,488,363
                                                ============     ============

                 See accompanying notes to financial statements.

                               OCUMED GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 31, 2002


Net sales                                        $ 1,963,588
                                                 -----------
Cost of goods sold:
      Material                                       296,811
      Labor                                          108,617
      Overhead                                       168,307
      Depreciation                                   256,800
                                                 -----------
Cost of goods sold                                   830,535
                                                 -----------
Gross profit                                       1,133,053
Operating expenses:
      Selling and marketing                          483,202
      General and administrative                     307,109
      Research and development                       154,877
                                                 -----------
Total operating expenses                             945,188
                                                 -----------
Income from operations                               187,865
                                                 -----------
Other income/(expense):
      Interest expense                              (108,461)
      Financing expense                               (2,526)
      Royalty income                                  14,748
                                                 -----------
Total other income/(expense)                         (96,239)
                                                 -----------
Income before provision for income taxes              91,626
Provision for income taxes                            27,488
                                                 -----------
Net income from continuing operations                 64,138
Loss from discontinued operations                     (2,952)
                                                 -----------
Net income/(loss)                                $    61,186
                                                 ===========
Net income/(loss) per common share:
      Basic income from continuing operations    $      0.01
      Basic loss from discontinued operations          (0.00)
                                                 -----------
      Basic income/(loss) per common share       $      0.01
                                                 ===========
      Weighted average number of common
         shares outstanding, basic                 9,435,359
                                                 ===========

                 See accompanying notes to financial statements.

                               OCUMED GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 31, 2002


Cash flows from operating activities:
     Net income from continuing operations                                $  64,138

     Adjustments to reconcile net income to net cash used in operating activities:
            Depreciation and amortization                                   259,326
            Decrease in deferred tax asset                                   27,488

            (Increase)/decrease in assets:
                Accounts receivable                                         (81,671)
                Inventories                                                (101,400)
                Other current assets                                         (8,000)
            Increase/(decrease) in liabilities:
                Accounts payable                                            (91,405)
                Accrued royalty expense                                      15,284
                Current portion - long term debt                              4,485
                                                                          ---------

     Net cash provided by operating activities                               88,245
                                                                          ---------

     Cash flows from investing activities:
         Purchase of property, plant & equipment                                 --
                                                                          ---------

     Cash flows from financing activities:
         Debt repayment                                                     (41,706)
                                                                          ---------

Net cash provided by/(used in) continuing
     operations                                                              46,539

Cash balance at beginning of period                                           5,102
                                                                          ---------

Cash balance at end of period                                             $  51,641
                                                                          =========

                 See accompanying notes to financial statements.

                               OCUMED GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 31, 2002


Supplemental disclosure of cash flow information:

     Cash paid during the periods for:

         Interest                                    $108,461
                                                     --------
         Income taxes:                               $     --
                                                     --------




                 See accompanying notes to financial statements.

                               OCUMED GROUP, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
              FOR THE PERIOD AUGUST 1, 2001 THROUGH APRIL 30, 2002


                                                                 Common Stock          Additional        Retained
                                                      -----------------------------     Paid in          Earnings
                                                         Shares            Amount        Capital         (Deficit)
                                                      ------------     ------------    ------------    ------------
Balance, August 1, 2001                                894,988,414           37,450       1,018,052        (965,595)

      Reverse stock split (one share for every one
         thousand held)                               (894,093,426)              --              --              --


      Shares issued for the conversion of debt          23,946,584            2,395       6,423,133              --

      Net income for the period ending
         April 30, 2002                                         --               --              --         155,493
                                                      ------------     ------------    ------------    ------------

Balance, April 30, 2002                                 24,841,572     $     39,845    $  7,441,185    $   (810,102)

      Net income for the period ending
         July 31, 2002                                          --               --              --          61,186
                                                      ------------     ------------    ------------    ------------

Balance, July 31, 2002                                  24,841,572     $     39,845    $  7,441,185    $   (748,916)
                                                      ============     ============    ============    ============

                 See accompanying notes to financial statements.

                               OCUMED GROUP, INC.
                 Notes To The Consolidated Financial Statements
                                  JULY 31, 2002

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation have been included. The results of operations for the three months ended July 31, 2002, is not necessarily indicative of the results to be expected for the full year ending April 30, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2002 filed on Form 10-KSB, which is incorporated herein by reference.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   A. Organization: Ocumed Group, Inc. (the "Company"), formerly Archer Systems Limited, Inc., was incorporated on March 19, 1986, under the laws of the State of Delaware. On August 6, 2002, the Company merged with Ocumed Group, Inc. ("Ocumed"), a company incorporated in August 1998, under the State of New Jersey. Ocumed became a wholly owned subsidiary of the Company. In January 2002 the Company changed its name from Archer Systems Limited, Inc. to Ocumed Group, Inc.

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

   C. Estimates: The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   D. Method of Accounting: The financial statements have been prepared in accordance with the accrual basis method of accounting. Under this method of accounting, income and expenses are identified with specific periods of time and are recorded as earned or incurred without regard to date of receipt or disbursements of cash.

   E. Earnings Per Share: Computed by dividing net income or loss by the weighted average number of shares outstanding during the year. Effective January 14, 2002, the Company reverse split its common stock on a one share for every thousand shares held basis. The weighted average number of shares used in the current financial statements reflects this reverse split.

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

NOTE 2 - MERGER:

      On August 6, 2001, the Company merged with Ocumed. The Officers and Directors of Ocumed became the new management of the Company.

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

NOTE 3 - INVENTORIES:

      At July 31, inventories are comprised as follows:


      Finished Goods                     $    389,298
      Work-in-process                         166,387
      Raw materials and supplies            1,340,036
                                         ------------
                                         $  1,895,721
                                         ============

NOTE 4 - PROPERTY AND EQUIPMENT:

      At July 31, property and equipment are comprised as follows:

                                            Estimated
                                            Useful Life
                                            -----------
      Land                                                $  300,000
      Buildings                               30 years     2,200,000
      Machinery and equipment                  7 years     8,545,890
                                                           ---------
                                                          11,045,890
       Less: accumulated depreciation                      3,936,220
                                                           ---------
         Property and Equipment, Net                      $7,109,670
                                                          ==========

      Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

   A. Operating Loss: The Company, as of July 31, 2002, has loss carry forwards totaling $2,714,886 that may be offset against future taxable income.

   B. Components - Current and Deferred:

                                                   July 31, 2002
                                                   -------------
            Current Taxes                             $      0
            Deferred                                  $854,481
                                                      --------
                                                      $854,481
                                                      ========

      Based on management's present assessment, the Company has determined it to be more likely than not that a net deferred long term tax asset of $458,848 attributable to the future utilization of $2,714,886 of net operating loss carry forwards as of July 31, 2002, will be realized.

      Accordingly, the Company has provided a $395,633 allowance against the net deferred tax asset in the financial statements as of July 31, 2002. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

              July 31                              Loss Carry Forwards
            ----------                             --------------------
               2013                                   $   298,596
               2014                                       623,680
               2015                                       178,821
               2016                                       613,402
               2017                                        46,040
                                                      -----------
            Net operating loss carry forward          $ 2,714,886
                                                      ===========

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

NOTE 7 - DEBT:

      The Company has two loan agreements totaling $2,829,126, payable over twelve years and one loan agreement for $981,254, payable over twenty years. The terms of the loan are interest at Prime plus 1.75% per annum. Principal and interest payable monthly. In addition, the Company incurred expenses relating to obtaining the loan agreements. These expenses are being amortized over the loan terms.

      A schedule of future payments of long term debt by fiscal year is as follows:

                  2003                       $    162,148
                  2004                            180,546
                  2005                            202,633
                  2006                            226,572
                  2007                            253,340
                  Thereafter                    2,785,141
                                              -----------
                  Total                      $  3,810,380
                                             ============

NOTE 8 - DEBT CONVERSION:

      On March 22, 2002, the Board of Directors authorized the conversion of the $5,600,000 Subordinated Income Debentures, issued to the former owners of Ocumed Group, Inc., into restricted common stock of the Company. The conversion was effected at one half of the market price on that date or $0.26 and resulted in the issuance of 22,303,712 share of the Company's Restricted Common Stock.

      On April 10, 2002, two shareholders exercised their right to convert Note Consolidation Agreements ("the Agreements") to restricted common stock in the Company. Per the Agreements the conversion was effected at the same rate as the conversion of the Subordinated Income Debenture and resulted in the issuance of 465,872 shares of the Company's Restricted Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS:

From 1986 until July 25, 2001, the Company conducted no business operations except for organizational activities and seeking technologies and businesses to acquire.

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

The above mentioned acquisition was recorded as a purchase for accounting purposes. Therefore, the accompanying financial statements reflect the financial results of Archer Systems Limited, Inc. for the period May 1,2001, through July 31, 2002, and Ocumed, from August 1, 2001, through July 31, 2002.

For the three months ending July 31, 2002, revenues increased from $0 generated in 2001, to $1,963,588. This increase was a result of the acquisition of Ocumed Group, Inc.

Net income from continuing operations for the three months ended July 31, 2002, increased by $64,139, again a result of the acquisition of Ocumed. Net loss from discontinued operations for the three months ending July 31, 2002 was $2,952 as compared with $11,248 for the same period of 2001. This net loss decrease was primarily due to reduced interest expense resulting from the conversion of debt to common stock by two shareholders in April of 2002 and financial public relations expenses incurred in 2001, not incurred in 2002.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash position was $51,641 as of July 31, 2002. Cash flows from continuing operating activities during three months ended July 31, 2002, were $88,245, due to the net income of $64,139 adjusted for a increase of current assets of $175,071 an decrease in current liabilities of $71,636, depreciation and amortization of $259,326 and a decrease in deferred tax asset of $27,488.

The net cash used in financing activities during the nine months ended January 31, 2002, consisted of a reduction of long-term borrowings of $41,706. During the next twelve months the Company plans to satisfy its operating cash requirements through the operations of Ocumed Group, Inc., the operating company acquired August 6, 2001 (see Plan of Operations above).

As of the date of the filing of this report, there were no commitments for material capital expenditures.

FORWARD LOOKING INFORMATION:

This report contains certain forward-looking statements and information relating to the Company that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the

Company with respect to future events and are subject to certain risks, uncertainties, and assumptions relating to the operations, results of operations, liquidity, and growth strategy of the Company, including competitive factors, changes in legal and regulatory requirements, interest rate fluctuations, and general economic conditions, as well as other factors described in this report. Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

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

Number    Exhibit

2 Form of Agreement dated August 6, 2001, for the acquisition of Ocumed Group, Inc., by and among Archer Systems Limited, Inc., Crossgates Limited Partners, STMI Investments, Inc., and Ocumed, Inc. filed as an exhibit to the Company's Form 8-K filed on August 22, 2001 and incorporated herein by this reference.

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

3.4 Copy of the by-laws of the Company. Filed as an exhibit to the Company's Form 10SB12G/A filed September 10, 1999 and incorporated herein by this reference.

4 Specimen Stock Certificate. Filed as an exhibit to the Company's Form 10SB12G/A filed September 10, 1999 and incorporated herein by this reference.

11 Statement: computation of per share earnings, see "Notes to Consolidated Financial Statements - Note 1 E."

21        Subsidiaries of the Company:

          Ocumed Group, Inc., a New Jersey Corporation

          ArcusNet Corporation

          General Acquisition, Inc.

23        There were no Form 8-K filings during the quarter ended July
          31, 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 16, 2002


OCUMED GROUP, INC.


By:  /s/  Alfred R. Caggia
     ---------------------
     Alfred R. Caggia
     President


By:  /s/  Paul G. Filipek
     --------------------
     Paul G. Filipek
     Secretary/Treasurer


By:  /s/  Louise A. Cummings
     -----------------------
     Louise A. Cummings
     Director