Form 10QSB
period 2002-10-31
OCUMED GROUP INC
filed 2002-12-16
CIK 1088789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended OCTOBER 31, 2002

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

                                 (973) 226-2330

                           (Issuer's telephone number)

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                      As of December 16, 2002, 24,841,572 shares of the
                               Common Stock were outstanding.

                               Ocumed Group, Inc.
                                   FORM 10-QSB
                                October 31, 2002


                                     PART I

                                                                                      Page
                                                                                     Number
                                                                                     ------
Item 1         Financial Statements (Unaudited):

               Consolidated Balance Sheets at October 31, 2002
                    and April 30, 2002 ............................................    3

               Consolidated Statements of Operations for the
                    Three Months Ended October 31, 2002 ...........................    5

               Consolidated Statements of Operations for the
                    Six Months Ended October 31, 2002 .............................    6

               Consolidated Statements of Cash Flows From Continuing Operations
                    For the Six Months Ended October 31, 2002 .....................    7

               Consolidated Statement of Stockholders' Equity From August 1, 2001
                    Through October 31, 2002 ......................................    9

               Notes to Consolidated Financial Statements .........................   10

Item 2         Management's Discussion and Analysis or Plan of Operations .........   14

                                                    PART II

Item 1         Legal Proceedings ..................................................   16

Item 2         Changes in Securities ..............................................   16

Item 3         Defaults Upon Senior Securities ....................................   16

Item 4         Submission of Matters to a Vote of Security Holders ................   16

Item 5         Other Information ..................................................   16

Item 6         Exhibits and Reports on Form 8-K ...................................   16

               Signatures .........................................................   18

                               Ocumed Group, Inc.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       October 31, 2002 and April 30, 2002

                                     ASSETS

                                   October 31   April 30
                                  -----------   -----------
CURRENT ASSETS:
      Cash in bank                $    32,147   $     5,101
      Accounts receivable           1,508,040     1,373,186
      Inventories                   1,943,015     1,794,321
      Other current assets            360,568       344,568
                                  -----------   -----------
           Total current assets     3,843,770     3,517,176
                                  -----------   -----------

PROPERTY, PLANT &
      EQUIPMENT - NET               6,852,870     7,366,470
                                  -----------   -----------

OTHER ASSETS:
      Other assets                    403,923       118,381
      Investments - long term            --            --
      Deferred tax asset              419,280       486,336
                                  -----------   -----------
           Total other assets         823,203       604,717
                                  -----------   -----------

TOTAL ASSETS                      $11,519,843   $11,488,363
                                  ===========   ===========

                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       October 31, 2002 and April 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                October 31       April 30
                                               ------------    ------------
CURRENT LIABILITIES
      Accounts payable                         $    315,104    $    398,739
      Accrued expenses                              259,008         224,857
      Current portion - long term debt              166,760         157,663
      Current portion - net liabilities of
           discontinued operations                  352,188         182,011
                                               ------------    ------------
           Total current liabilities              1,093,060         963,270

LONG-TERM LIABILITIES
      Long term Debt                              3,605,340       3,689,938
      Subordinated income debenture                    --              --
      Long term portion - net liabilities of
           discontinued operations                     --           164,227
                                               ------------    ------------
TOTAL LIABILITIES                                 4,698,400       4,817,435
                                               ------------    ------------

STOCKHOLDERS' EQUITY
      Common stock ($0.0001 par value
           900,000,000 shares authorized
           24,841,572 shares issued)                 39,845          39,845
      Paid in capital                             7,441,185       7,441,185
      Accumulated deficit                          (659,587)       (810,102)
                                               ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                        6,821,443       6,670,928
                                               ------------    ------------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                     $ 11,519,843    $ 11,488,363
                                               ============    ============

             See accompanying notes to financial statements.

                   Ocumed Group, Inc.
                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended October 31, 2002 and 2001

                                                     2002           2001
                                                ------------    ------------
Net sales                                       $  2,096,263    $  1,753,883
                                                ------------    ------------
Cost of goods sold:
      Material                                       316,866         265,113
      Labor                                          115,956          58,566
      Overhead                                       179,679         150,332
      Depreciation                                   256,800         256,800
                                                ------------    ------------
Cost of goods sold                                   869,301         730,811
                                                ------------    ------------
Gross Profit                                       1,226,962       1,023,072
                                                ------------    ------------
Operating Expenses:
      Selling and marketing                          503,103         422,619
      General and administrative                     327,859         206,832
      Research and development                       165,342         138,337
                                                ------------    ------------
Total operating expenses                             996,304         767,788
                                                ------------    ------------
Income from operations                               230,658         255,284
                                                ------------    ------------
Other income/(expense):
      Interest expense                              (107,402)       (111,527)
      Financing expense                               (2,526)         (2,526)
      Royalty income                                  11,165           9,862
                                                ------------    ------------
Total other income/(expense)                         (98,763)       (104,191)
                                                ------------    ------------
Income before provision for income taxes             131,895         151,093
Provision for income taxes                            39,569          45,328
                                                ------------    ------------
Net income from continuing operations                 92,327         105,765
Loss from discontinued operations                     (2,998)        (41,429)
                                                ------------    ------------
Net income/(loss)                               $     89,329    $     64,336
                                                ============    ============
Net income/(loss) per common share:
      Basic income from continuing operations   $   0.003717    $   0.170007
      Basic loss from discontinued operations      (0.000121)      (0.066593)
                                                ------------    ------------
      Basic income/(loss) per common share      $   0.003596    $   0.103414
                                                ------------    ------------
      Weighted average of common shares
         outstanding, basic                       24,841,572         622,121
                                                ============    ============

                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For
                      the Six Months Ended October 31, 2002

Net sales                                       $  4,059,851
                                                ------------
Cost of goods sold:
      Material                                       613,677
      Labor                                          224,573
      Overhead                                       347,986
      Depreciation                                   513,600
                                                ------------
Cost of goods sold                                 1,699,836
                                                ------------
Gross Profit                                       2,360,015
                                                ------------
Operating Expenses:
      Selling and marketing                          986,305
      General and administrative                     634,968
      Research and development                       320,219
                                                ------------
Total operating expenses                           1,941,492
                                                ------------
Income from operations                               418,523
                                                ------------
Other income/(expense):
      Interest expense                              (215,863)
      Financing expense                               (5,052)
      Royalty income                                  25,913
                                                ------------
Total other income/(expense)                        (195,002)
                                                ------------
Income before provision for income taxes             223,521
Provision for income taxes                            67,056
                                                ------------
Net income from continuing operations                156,465
Loss from discontinued operations                     (5,950)
                                                ------------
Net income/(loss)                               $    150,515
                                                ============
Net income/(loss) per common share:
      Basic income from continuing operations   $   0.006299
      Basic loss from discontinued operations      (0.000240)
                                                ------------
      Basic income/(loss) per common share      $   0.006059
                                                ============
      Weighted average of common shares
         outstanding, basic                       24,841,572
                                                ============

                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                    For the Six Months Ended October 31, 2002


Cash flows from operating activities:
     Net income from continuing operations                                         $ 156,465
     Adjustments to reconcile net income to net
         cash used in operating activities:
            Depreciation and amortization                                            518,652
            Decrease in deferred tax asset                                            67,056
            (Increase)/decrease in assets:
                Accounts receivable                                                 (134,854)
                Inventories                                                         (148,694)
                Other current assets                                                 (16,000)
            Increase/(decrease) in liabilities:
                Accounts payable                                                     (83,635)
                Accrued royalty expense                                               34,151
                Current portion - long term debt                                       9,097
                                                                                   ---------
     Net cash provided by operating activities                                       402,238
                                                                                   ---------
     Cash flows from investing activities:
         Purchase of property, plant & equipment                                         --
                                                                                   ---------
     Cash flows from financing activities:
         Proceeds from new debt                                                          --
         Other non-current assets                                                   (290,594)
         Debt repayment                                                              (84,598)
                                                                                   ---------
     Net cash provided by financing activities                                      (375,192)
Net cash provided by/(used in) continuing
     operations                                                                       27,046
Cash balance at merger date (August 1, 2001)                                           5,101
                                                                                   ---------
Cash balance at end of period                                                      $  32,147
                                                                                   =========


                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                    For the Six Months Ended October 31, 2002

Supplemental disclosure of non cash investing and financing activities:
         Issuance of common stock in connection
            with the acquisition of Ocumed Group, Inc.                     $   --
Supplemental disclosure of cash flow information:
     Cash paid during the periods for:
         Interest                                                        $215,863
         Income taxes:                                                       --

                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             For The Period August 1, 2001 Through October 31, 2002


                                                             Common Stock            Additional      Retained
                                                       --------------------------     Paid in        Earnings
                                                        Shares            Amount      Capital        (Deficit)
                                                       ----------    ------------   ------------   ------------
Balance, August 1, 2001 (merger date)                 894,988,414    $     37,450   $  1,018,052   $   (965,595)
      Reverse stock split (one share for every one
         thousand held)                              (894,093,426)           --             --             --
      Shares issued for the conversion of debt         23,946,584           2,395      6,423,133           --
      Net income for the nine months ending
         April 30, 2002                                      --              --             --          155,493
                                                     ------------    ------------   ------------   ------------
Balance, April 30, 2002                                24,841,572    $     39,845   $  7,441,185   $   (810,102)
      Net income for the six months ending
         October 31, 2002                                    --              --             --          150,515
                                                     ------------    ------------   ------------   ------------
Balance, October 31, 2002                              24,841,572    $     39,845   $  7,441,185   $   (659,587)
                                                     ============    ============   ============   ============

       See accompanying notes to financial statements

                               OCUMED GROUP, INC.
                 Notes To The Consolidated Financial Statements
                                OCTOBER 31, 2002

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation have been included. The results of operations for the three months ended October 31, 2002, is not necessarily indicative of the results to be expected for the full year ending April 30, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2002 filed on Form 10-KSB, which is incorporated herein by reference.

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

NOTE 3 - INVENTORIES:

            At October 31, inventories are comprised as follows:

            Finished Goods                                         $  454,624

            Work-in-process                                           194,307

            Raw materials and supplies                              1,294,084
                                                                   ----------

                                                                   $1,943,015
                                                                   ==========

NOTE 4 - PROPERTY AND EQUIPMENT:

            At October 31, property and equipment are comprised as follows:

                                           Estimated
                                           Useful Life
                                           -----------
Land                                                               $   300,000
Buildings                                   30 years                 2,200,000
Machinery and equipment                      7 years                 8,545,890
                                                                    ----------
                                                                    11,045,890
  Less: accumulated depreciation                                     4,193,020
                                                                    ----------
     Property and Equipment, Net                                   $ 6,852,870
                                                                    ==========

            Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

      A. Operating Loss: The Company, as of October 31, 2002, has loss carry forwards totaling $2,585,989 that may be offset against future taxable income.

      B.    Components - Current and Deferred:

                                                               October 31, 2002
                                                               ----------------
      Current Taxes                                                 $      0
      Deferred                                                      $815,931
                                                                    --------
                                                                    $815,931
                                                                    ========

            Based on management's present assessment, the Company has determined it to be more likely than not that a net deferred long term tax asset of $419,280 attributable to the future utilization of $2,585,989 of net operating loss carry forwards as of October 31, 2002, will be realized.

            Accordingly, the Company has provided a $396,651 allowance against the net deferred tax asset in the financial statements as of October 31, 2002. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

     July 31                                               Loss Carry Forwards
     -------                                               -------------------
      2013                                                    $   166,701
      2014                                                        623,680
      2015                                                        178,821
      2016                                                        613,402
      2017                                                         49,038
                                                             ------------
    Net operating loss carry forward                           $2,585,989
                                                             ============

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

            A schedule of future payments of long term debt by fiscal year is as follows:

                 2003                                     $    162,148
                 2004                                          180,546
                 2005                                          202,633
                 2006                                          226,572
                 2007                                          253,340
                 Thereafter                                  2,785,141
                                                          ------------

                 Total                                    $  3,810,380
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

The above mentioned acquisition was recorded as a purchase for accounting purposes. Therefore, the accompanying financial statements reflect the financial results of Archer Systems Limited, Inc. for the period May 1, 2001, through October 31, 2002, and Ocumed, from August 1, 2001, through October 31, 2002.

For the three months ending October 31, 2002, revenues increased from $1,753,883 generated in 2001, to $2,096,263. This increase was a result of the continuing marketing efforts implemented by Ocumed Group, Inc., the private New Jersey Corporation.

Net income from continuing operations for the three months ended October 31, 2002, decreased by $13,438, resulting from the implementation of an acquisition program implemented in the first quarter of 2003. Net loss from discontinued operations for the three months ending October 31, 2002 was $2,989 as compared with $41,429 for the same period of 2001. This net loss decrease was primarily due to reduced interest expense resulting from the conversion of debt to common stock by two shareholders in April of 2002 and financial public relations expenses incurred in 2001, not incurred in 2002.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash position was $32,147 as of October 31, 2002. Cash flows provided by operating by operating activities during six months ended October 31, 2002, were $402,238, due to the net income of $156,465 adjusted for a increase of current assets of $175,071 an decrease in current liabilities of $71,636, depreciation and amortization of $259,326 and a decrease in deferred tax asset of $27,488. The net cash used in financing activities during the six months ended October 31, 2002, consisted of a reduction of long-term borrowings of $84,598. During the next twelve months the Company plans to satisfy its operating cash requirements through the operations of Ocumed Group, Inc., the operating company acquired August 6, 2001 (see Plan of Operations above).

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

11 Statement: computation of per share earnings, see "Notes to Consolidated Financial Statements - Note 1 E."

21                Subsidiaries of the Company:

                  Ocumed Group, Inc., a New Jersey Corporation

                  ArcusNet Corporation

                  General Acquisition, Inc.

23                There were no Form 8-K filings during the quarter ended
                  October 31, 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2002

OCUMED GROUP, INC.


By:  /s/  Alfred R. Caggia
     ----------------------
         Alfred R. Caggia
         President

By:  /s/  Paul G. Filipek
     --------------------

         Paul G. Filipek
         Secretary/Treasurer

By:  /s/  Louise A. Cummings
     -----------------------
         Louise A. Cummings
         Director