Form 10QSB
period 2003-01-31
OCUMED GROUP INC
filed 2003-03-17
CIK 1088789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended JANUARY 31, 2003
                                               ----------------

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

         As of February 28, 2003, 24,841,572 shares of the Common Stock were outstanding.

                               Ocumed Group, Inc.

                                   FORM 10-QSB

                                January 31, 2003

                                     PART I

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets at January 31, 2003
             and April 30, 2002 ........................................     3

        Consolidated Statements of Operations for the
             Three Months Ended January 31, 2003 .......................     5

        Consolidated Statements of Operations for the
             Nine Months Ended January 31, 2003 ........................     6

        Consolidated Statements of Cash Flows From Continuing Operations
             For the Nine Months Ended January 31, 2003 ................     7

        Consolidated Statement of Stockholders' Equity From August 1,
             2001 Through January 31, 2003 .............................     9

        Notes to Consolidated Financial Statements .....................    10

Item 2. Management's Discussion and Analysis or Plan of Operations .....    14

                                     PART II

Item 1. Legal Proceedings ..............................................    16

Item 2. Changes in Securities ..........................................    16

Item 3. Defaults Upon Senior Securities ................................    16

Item 4. Submission of Matters to a Vote of Security Holders ............    16

Item 5. Other Information ..............................................    16

Item 6. Exhibits and Reports on Form 8-K ...............................    16

                               Ocumed Group, Inc.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       January 31, 2003 and April 30, 2002

                                     ASSETS

                                             January 31, 2003     April 30, 2002
                                             ----------------     --------------
CURRENT ASSETS:
      Cash in bank                             $    42,727         $     5,101
      Accounts receivable                        1,622,778           1,373,186
      Inventories                                2,045,047           1,794,321
      Other current assets                         372,568             344,568
                                               -----------         -----------
           Total current assets                  4,083,120           3,517,176
                                               -----------         -----------

PROPERTY, PLANT &
      EQUIPMENT - NET                            6,596,070           7,366,470
                                               -----------         -----------

OTHER ASSETS:
      Other assets                                 576,397             118,381
      Deferred tax asset                           371,946             486,336
                                               -----------         -----------
           Total other assets                      948,343             604,717
                                               -----------         -----------

TOTAL ASSETS                                   $11,627,533         $11,488,363
                                               ===========         ===========




                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       January 31, 2003 and April 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               January 31, 2003   April 30, 2002
                                               ----------------   --------------
CURRENT LIABILITIES
      Accounts payable                           $    331,865      $    398,739
      Accrued expenses                                278,873           224,857
      Current portion - long term debt                171,504           157,663
      Current portion - net liabilities of
           discontinued operations                    355,229           182,011
                                                 ------------      ------------
           Total current liabilities                1,137,471           963,270

LONG-TERM LIABILITIES
      Long term Debt                                3,561,218         3,689,938
      Long term portion - net liabilities of
           discontinued operations                         --           164,227
                                                 ------------      ------------

TOTAL LIABILITIES                                   4,698,689         4,817,435
                                                 ------------      ------------

STOCKHOLDERS' EQUITY
      Common stock ($0 0001 par value
           900,000,000 shares authorized
           24,841,572 shares issued)                   39,845            39,845
      Paid in capital                               7,441,185         7,441,185
      Accumulated deficit                            (552,182)         (810,102)
                                                 ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                          6,928,848         6,670,928
                                                 ------------      ------------

TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                       $ 11,627,537      $ 11,488,363
                                                 ============      ============




                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended January 31, 2003 and 2002

                                                      2003             2002
                                                  ------------     ------------
 Net sales                                        $  2,207,180     $  1,674,325
                                                  ------------     ------------
 Cost of goods sold:
       Material                                        333,632          253,087
       Labor                                           122,091           92,616
       Overhead                                        189,186          143,513
       Depreciation                                    256,800          256,800
                                                  ------------
 Cost of goods sold                                    901,709          746,016
                                                  ------------     ------------
 Gross Profit                                        1,305,471          928,309
                                                  ------------     ------------
 Operating Expenses:
       Selling and marketing                           529,723          421,461
       General and administrative                      345,217          219,910
       Research and development                        174,090          132,062
                                                  ------------     ------------
 Total operating expenses                            1,049,030          773,433
                                                  ------------     ------------
 Income from operations                                256,441          154,876
                                                  ------------     ------------
 Other income/(expense):
       Interest expense                               (106,304)        (110,546)
       Financing expense                                (2,526)          (2,526)
       Royalty income                                   10,167           11,653
                                                  ------------     ------------
 Total other income/(expense)                          (98,663)        (101,419)
                                                  ------------     ------------
 Income before provision for income taxes              157,778           53,457
 Provision for income taxes                             47,333           16,037
                                                  ------------     ------------
 Net income from continuing operations                 110,445           37,420
 Loss from discontinued operations                      (3,040)          (4,611)
                                                  ------------     ------------
 Net income/(loss)                                $    107,405     $     32,809
                                                  ============     ============
 Net income/(loss) per common share:
       Basic income from continuing operations    $   0.004446     $   0.052408
       Basic loss from discontinued operations       (0.000122)       (0.006458)
                                                  ------------     ------------
       Basic income/(loss) per common share       $   0.004324     $   0.045950
                                                  ============     ============
       Weighted average of common shares
          outstanding, basic                        24,841,572          714,013
                                                  ============     ============



                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Nine Months Ended January 31, 2003



Net sales                                                          $  6,267,031
                                                                   ------------
Cost of goods sold:
      Material                                                          947,309
      Labor                                                             346,664
      Overhead                                                          537,173
      Depreciation                                                      770,400
                                                                   ------------
Cost of goods sold                                                    2,601,546
                                                                   ------------
Gross Profit                                                          3,665,485
                                                                   ------------
Operating Expenses:
      Selling and marketing                                           1,516,028
      General and administrative                                        980,186
      Research and development                                          494,309
                                                                   ------------
Total operating expenses                                              2,990,523
                                                                   ------------
Income from operations                                                  674,962
                                                                   ------------
Other income/(expense):
      Interest expense                                                 (322,167)
      Financing expense                                                  (7,578)
      Royalty income                                                     36,080
                                                                   ------------
Total other income/(expense)                                           (293,665)
                                                                   ------------
Income before provision for income taxes                                381,297
Provision for income taxes                                              114,389
                                                                   ------------
Net income from continuing operations                                   266,908
Loss from discontinued operations                                        (8,990)
                                                                   ------------
Net income/(loss)                                                  $    257,918
                                                                   ============
Net income/(loss) per common share:
      Basic income from continuing operations                      $   0.010744
      Basic loss from discontinued operations                         (0.000362)
                                                                   ------------
      Basic income/(loss) per common share                         $  (0.01038)
                                                                   ============
      Weighted average of common shares
         outstanding, basic                                          24,841,572
                                                                   ============



                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                   For the Nine Months Ended January 31, 2003


Cash flows from operating activities:
     Net income from continuing operations                            $ 266,908

     Adjustments to reconcile net income to net
         cash used in operating activities:
            Depreciation and amortization                               762,822
            Decrease in deferred tax asset                              114,389

            (Increase)/decrease in assets:
                Accounts receivable                                    (249,592)
                Inventories                                            (250,726)
                Other current assets                                    (28,000)
            Increase/(decrease) in liabilities:
                Accounts payable                                        (66,874)
                Accrued royalty expense                                  54,016
                Current portion - long term debt                         13,841
                                                                      ---------

     Net cash provided by operating activities                          616,784
                                                                      ---------

     Cash flows from investing activities:

         Purchase of property, plant & equipment                             --
                                                                      ---------

     Cash flows from financing activities:

         Proceeds from new debt                                              --
         Other non-current assets                                      (450,438)
         Debt repayment                                                (128,720)
                                                                      ---------
     Net cash provided by financing activities                         (579,158)

Net cash provided by/(used in) continuing
     operations                                                          37,626

Cash balance at merger date (August 1, 2001)                              5,101
                                                                      ---------

Cash balance at end of period                                         $  42,727
                                                                      =========



                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FROM CONTINUING OPERATIONS
                   For the Nine Months Ended January 31, 2003


Supplemental disclosure of non cash investing and financing activities:

         Issuance of common stock in connection
            with the acquisition of Ocumed
                Group, Inc.                                             $     --

Supplemental disclosure of cash flow information:

     Cash paid during the periods for:

         Interest                                                       $322,167
         Income taxes:                                                        --



                 See accompanying notes to financial statements.

                               Ocumed Group, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             For The Period August 1, 2001 Through January 31, 2003


                                                                 Common Stock                 Additional         Retained
                                                        -------------------------------         Paid in          Earnings
                                                           Shares             Amount            Capital          (Deficit)
                                                        ------------       ------------      ------------      ------------
Balance, August 1, 2001 (merger date)                    894,988,414       $     37,450      $  1,018,052      $   (965,595)

      Reverse stock split (one share for every one
         thousand held)                                 (894,093,426)                --                --                --

      Shares issued for the conversion of debt            23,946,584              2,395         6,423,133                --

      Net income for the nine months ending
         April 30, 2002                                           --                 --                --           155,493
                                                        ------------       ------------      ------------      ------------

Balance, April 30, 2002                                   24,841,572       $     39,845      $  7,441,185      $   (810,102)

      Net income for the nine months ending
         January 31, 2003                                         --                 --                --           257,918
                                                        ------------       ------------      ------------      ------------

Balance, January 31, 2003                                 24,841,572       $     39,845      $  7,441,185      $   (552,184)
                                                        ============       ============      ============      ============




            See accountants' report and notes to financial statements

                               OCUMED GROUP, INC.

                 Notes To The Consolidated Financial Statements

                                JANUARY 31, 2003

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation have been included. The results of operations for the three months ended January 31, 2003, is not necessarily indicative of the results to be expected for the full year ending April 30, 2003. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended April 30, 2002 filed on Form 10-KSB, which is incorporated herein by reference.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A. Organization: Ocumed Group, Inc. (the "Company"), formerly Archer Systems Limited, Inc., was incorporated on March 19, 1986, under the laws of the State of Delaware. On August 6, 2001, the Company merged with Ocumed Group, Inc. ("Ocumed"), a company incorporated in August 1998, under the State of New Jersey. Ocumed became a wholly owned subsidiary of the Company. In January 2002 the Company changed its name from Archer Systems Limited, Inc. to Ocumed Group, Inc.

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

NOTE 3 - INVENTORIES:

         At January 31, inventories are comprised as follows:

         Finished Goods                                               $  419,963
         Work-in-process                                                 179,493
         Raw materials and supplies                                    1,445,591
                                                                      ----------

                                                                      $2,045,047
                                                                      ==========

NOTE 4 - PROPERTY AND EQUIPMENT:

         At January 31, property and equipment are comprised as follows:

                                                     Estimated
                                                    Useful Life
                                                    -----------
         Land                                                        $   300,000
         Buildings                                   30 years          2,200,000
         Machinery and equipment                      7 years          8,545,890
                                                                     -----------
                                                                      11,045,890

          Less: accumulated depreciation                               4,449,820
                                                                     -----------

             Property and Equipment, Net                             $ 6,596,070
                                                                     ===========

         Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

     A. Operating Loss: The Company, as of January 31, 2003, has loss carry forwards totaling $2,714,886 that may be offset against future taxable income.

     B.  Components - Current and Deferred:

                                                                January 31, 2003
                                                                ----------------
                  Current Taxes                                     $      0
                  Deferred                                          $778,000
                                                                    --------

                                                                    $778,000
                                                                    ========

         Based on management's present assessment, the Company has determined it to be more likely than not that a net deferred long term tax asset of $371,946 attributable to the future utilization of $2,431,251 of net operating loss carry forwards as of January 31, 2003, will be realized.

         Accordingly, the Company has provided a $406,054 allowance against the net deferred tax asset in the financial statements as of January 31, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                    January 31                               Loss Carry Forwards
                    ----------                               -------------------
                      2014                                       $   523,473
                      2015                                         1,248,336
                      2016                                           613,402
                      2017                                            46,040
                                                                 -----------

                    Net operating loss carry forward             $ 2,431,251
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

NOTE 7 - DEBT:

         The Company has two loan agreements totaling $2,763,117, payable over twelve years and one loan agreement for $969,605, payable over twenty years. The terms of the loan are interest at Prime plus 1.75% per annum. Principal and interest payable monthly. In addition, the Company incurred expenses relating to obtaining the loan agreements. These expenses are being amortized over the loan terms.

         A schedule of future payments of long term debt by fiscal year is as follows:

                           2003                                     $     84,490
                           2004                                          180,546
                           2005                                          202,633
                           2006                                          226,572
                           2007                                          253,340
                           Thereafter                                  2,785,141
                                                                    ------------

                           Total                                    $  3,732,722
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

The above mentioned acquisition was recorded as a purchase for accounting purposes. Therefore, the accompanying financial statements reflect the financial results of Archer Systems Limited, Inc. for the period May 1,2001, through July 31, 2001, and Ocumed, from August 1, 2001, through January 31, 2003.

For the three months ending January 31, 2003, revenues increased from $1,674,325 generated in 2002, to $2,207,180. This increase was a result of the continuing marketing efforts implemented of Ocumed Group, Inc., the private New Jersey corporation.

Net income from continuing operations for the three months ended January 31, 2003, increased by $73,025, a result of the increased revenue.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash position was $42,727 as of January 31, 2003. Cash flows provided by operating activities during the nine months ended January 31, 2003, were $616,784, due to the net income of $266,908 adjusted for an increase of current assets of $528,318 an increase in current liabilities of $983, depreciation and amortization of $762,822 and a decrease in deferred tax asset of $114,389. The net cash used in financing activities during the nine months ended January 31, 2003, consisted of a reduction of long-term borrowings of $128,720. During the next twelve months the Company plans to satisfy its operating cash requirements through the operations of Ocumed Group, Inc., the operating company acquired August 6, 2001 (see Plan of Operations above).

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

11 Statement: computation of per share earnings, see "Notes to Consolidated Financial Statements - Note 1 E."

21              Subsidiaries of the Company:

                Ocumed Group, Inc., a New Jersey Corporation

                ArcusNet Corporation

                General Acquisition, Inc.

23              There were no Form 8-K filings during the quarter ended January
                31, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: March 17, 2003




OCUMED GROUP, INC.




By:   /s/  Alfred R. Caggia
      -----------------------
           Alfred R. Caggia
           President

By:   /s/  Paul G. Filipek
      -----------------------
           Paul G. Filipek
           Secretary/Treasurer

By:   /s/  Louise A. Cummings
      -----------------------
           Louise A. Cummings
           Director