Form 10KSB/A
period 2002-04-30
OCUMED GROUP INC
filed 2003-04-02
CIK 1088789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                  FORM 10-KSB/A

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

                                     PART I                                PAGE
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

     FISCAL 2002

     QUARTER ENDED:                   HIGH              LOW

     July 31, 2001                   $ 3.00            $1.00
     October 31, 2001                $27.00            $3.00
     January 31, 2002                $ 3.00            $0.35
     April 30, 2002                  $ 1.80            $1.20

     FISCAL 2000

     QUARTER ENDED:                   HIGH              LOW

     July 31, 2000                   $78.00            $32.00
     October 31, 2000                $51.00            $15.00
     January 31, 2001                $29.00            $11.00
     April 30, 2001                  $11.00            $ 4.00

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

     The Firm Is In The Process Of Engaging An Independent Accountant.

                                    PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT


                                    Position                Year First Became
     Name                  Age      With Company            Director or Officer
     --------------------------------------------------------------------------

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

     ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to remuneration received by officers and directors as of April 30, 200, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2002:

         NAME AND PRINCIPAL POSITION         YEAR              SALARY
     ------------------------------------------------------------------

     Alfred R. Caggia                        2002              $112,500

     Paul G. Filipek                         2002              $112,500

     Louise A. Cummings                      2002              $ 56,250
     ------------------------------------------------------------------

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

     Security ownership of certain beneficial owners:


                            Name and                   Amount and
                            Address of                 Nature of
                            Beneficial                 Beneficial
 TITLE OF CLASS               OWNER                      OWNER (1)         PERCENT OF CLASS(2)

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

     Security ownership of management:

                             Name and                     Amount and
                             Address of                   Nature of
                             Beneficial                   Beneficial
  TITLE OF CLASS               OWNER                       OWNER (1)       PERCENT OF CLASS(2)

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



     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant have signed this report below on January 11, 2002 in the capacities indicated:

         Signatures                              Title
         ----------                              -----

       /s/ Alfred Caggia                  Principal Executive
       -----------------                  Officer and Director
       (Alfred Caggia)



       /s/ Paul Filipek                   Secretary/Treasurer/Director
       --------------------
       (Paul Filipek)


       /s/ Louise A. Commings             Vice President/Director
       -----------------------
       (Louise A. Commings)

                               Ocumed Group, Inc,
                     (Formerly Archer Systems Limited, Inc.)


                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----


Report of Independent Certified Public Accountants.......................F-2

Consolidated Balance Sheet for the year ended April 30, 2002.............F-3

Consolidated Statement of Operations for the fiscal year ended
         April 30, 2002..................................................F-5

Consolidated Statement of Cash Flows for the year ended
         April 30, 2002..................................................F-6

Consolidated Statement of Stockholders' Equity for the
         year ended April 30,2002........................................F-8

Notes to Consolidated Financial Statements...............................F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and the Shareholders of Ocumed Group, Inc.
(Formerly Archer Systems Limited, Inc.)
119 Harrison Avenue
Roseland, NJ 07068



THE FIRM IS IN THE PROCESS OF ENGAGING AN INDEPENDENT ACCOUNTANT.
-----------------------------------------------------------------

                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                At April 30, 2002

                                     ASSETS

CURRENT ASSETS:
      Cash in bank                                               $      5,101
      Accounts receivable                                           1,373,186
      Inventories                                                   1,794,321
      Other current assets                                            344,568
                                                                 ------------
           Total current assets                                     3,517,176
                                                                 ------------

PROPERTY, PLANT &
      EQUIPMENT - NET                                               7,366,470
                                                                 ------------

OTHER ASSETS:
      Other assets                                                    118,381
      Deferred tax asset                                              486,336
                                                                 ------------
           Total other assets                                         604,717
                                                                 ------------

TOTAL ASSETS                                                     $ 11,488,363
                                                                 ============


           See accountants' report and notes to financial statements
                                       F3

                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                At April 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable                                       $    398,739
      Accrued expenses                                            224,857
      Current portion - long term debt                            157,663
      Current portion - net liabilities of
           discontinued operations                                182,011
                                                             ------------
           Total current liabilities                              963,270

LONG-TERM LIABILITIES
      Long term debt                                            3,689,938
      Long term portion - net liabilities of
           discontinued operations                                164,227
                                                             ------------

TOTAL LIABILITIES                                               4,817,435
                                                             ------------

STOCKHOLDERS' EQUITY
      Common stock ($0.0001 par value
           900,000,000 shares authorized
           24,841,572 shares issued)                               39,845
      Paid in capital                                           7,441,185
      Accumulated deficit                                        (810,102)
                                                             ------------
TOTAL STOCKHOLDERS' EQUITY                                      6,670,928
                                                             ------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                   $ 11,488,363
                                                             ============



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
                                                             ===========


           See accountants' report and notes to financial statements

                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended April 30, 2002



Cash flows from operating activities:
     Net income from continuing operations                                      $  194,966

     Adjustments to reconcile net income to net cash used in operating activities:

            Depreciation and amortization                                          777,978
            Decrease in deferred tax asset                                          83,557

            (Increase)/decrease in assets:
                Accounts receivable                                               (219,669)
                Inventories                                                       (398,469)
                Other current assets                                              (151,000)
            Increase/(decrease) in liabilities:
                Accounts payable                                                  (621,949)
                Accrued royalty expense                                             46,558
                Current portion - long term debt                                    12,647
                                                                                ----------

     Net cash used in operating activities                                        (275,381)
                                                                                ----------

     Cash flows from investing activities:

         Purchase of property, plant & equipment                                  (337,589)
                                                                                ----------

     Cash flows from financing activities:

         Issuance of common stock                                                6,306,200
         Debt repayment                                                         (5,720,442)
                                                                                ----------
                                                                                   585,758
                                                                                ----------

Net cash (used in) continuing operations                                           (27,212)

Cash balance at merger date (August 1, 2001)                                        32,313
                                                                                ----------

Cash balance at end of period                                                   $    5,101
                                                                                ==========


           See accountants' report and notes to financial statements

                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the Year Ended April 30, 2002


Suplemental disclosure of non cash investing and financing activities:

         Issuance of common stock in connection
            with the conversion of debt                                        $ 6,621,363

Suplemental disclosure of cash flow information:

     Cash paid during the periods for:

         Interest                                                              $  (329,251)
         Income taxes:                                                                  --


           See accountants' report and notes to financial statements

                               Ocumed Group, Inc.
                     (Formerly Archer Systems Limited, Inc.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          For The Ended April 30, 2002


                                                                          Common Stock              Additional         Retained
                                                                 ---------------------------         Paid in           Earnings
                                                                    Shares           Amount          Capital          (Deficit)
                                                                 ------------       --------       -----------        ----------
Balance, August 1, 2001 (merger date)                             894,988,414        $37,450        $1,018,052        $ (965,595)

      Reverse stock split (one share for every one
         thousand held)                                          (894,093,426)             -                 -                --

      Shares issued for the conversion of debt                     23,946,584          2,395         6,423,133                --

      Net income for the nine months ending
         April 30, 2002                                                    --             --                 -           155,493
                                                                 ------------       --------       -----------        ----------

Balance, April 30, 2002                                            24,841,572       $ 39,845       $ 7,441,185        $ (810,102)
                                                                 ============       ========       ===========        ==========


           See accountants' report and notes to financial statements

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

NOTE 3 - INVENTORIES:

     At April 30, inventories are comprised as follows:


     Finished Goods                                 $    368,475
     Work-in-process                                     157,487
     Raw materials and supplies                        1,268,359
                                                    ------------

                                                    $  1,794,321
                                                    ============




NOTE 4 - PROPERTY AND EQUIPMENT:

     At April 30, property and equipment are comprised as follows:

                                                             Estimated
                                                            Useful Life

     Land                                                  $   300,000
     Buildings                               30 years        2,200,000
     Machinery and equipment                  7 years        8,545,890
                                                           -----------
                                                            11,045,890
       Less: accumulated depreciation                        3,679,420
                                                           -----------

             Property and Equipment, Net                   $ 7,366,470
                                                           ===========

     Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

NOTE 5 - INCOME TAXES:

     A. Operating Loss: The Company, as of April 30, 2002, has loss carry forwards totaling $2,013,367 that may - be offset against future taxable income.

     B.   Components - Current and Deferred: April 30, 2002

                  Current Taxes                 $      0
                  Deferred                      $644,213
                                                --------

                                                $644,213

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

          Accordingly, the Company has provided a $157,877 allowance against the net deferred tax asset in the financial statements as of April 30, 2002. The Company will continue to review this valuation allowance and make adjustments as appropriate. Net operating loss carry forwards will expire as follows:

                        April 30                     Loss Carry Forwards
                      ------------                   --------------------

                         2013                             $   205,798
                         2014                                 643,480
                         2015                                 337,022
                         2016                                 776,346
                         2017                                  50,721
                                                          -----------

                 Net operating loss carry forward         $ 2,013,367
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

          A schedule of future payments of long term debt by fiscal year is as follows:

                           2003                       $   157,663
                           2004                           175,552
                           2005                           197,029
                           2006                           220,306
                           2007                           246,333
                           Thereafter                   2,850,719
                                                        ---------

                           Total                      $ 3,847,601
                                                      ===========

NOTE 8 - DEBT CONVERSION:

          On March 22, 2002, the Board of Directors authorized the conversion of the $5,600,000 Subordinated Income Debentures, issued to the former owners of Ocumed Group, Inc. into restricted common stock of the Company. The conversion was effected at one half of the market price on that date or $0.26 and resulted in the issuance of 22,303,712 share of the Company's Restricted Common Stock.

          On April 10, 2002, two shareholders exercised their right to convert Note Consolidation Agreements ("the Agreements") to restricted common stock in the Company. Per the Agreements the conversion was effected at the same rate as the conversion of the Subordinated Income Debenture and resulted in the issuance of 465,872 shares of the Company's Restricted Common Stock.